Form 10-Q
period 1996-03-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1996-05-14
CIK 895462

PAGE

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


      (Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended March 31, 1996

                                  OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                     Commission File Number 0-21040


                     CAMBRIDGE TECHNOLOGY PARTNERS
                         (MASSACHUSETTS), INC.
         (Exact name of registrant as specified in its charter)



               DELAWARE                                      06-1320610
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)


             304 Vassar Street,
        Cambridge,  Massachusetts                               02139
    (Address  of principal executive offices)                  (Zip Code)

                              (617) 374-9800
           (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of April 30, 1996, there were 15,093,791 shares of common stock outstanding.

PAGE

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

   Consolidated Balance Sheets as of March 31, 1996 and
     December 31, 1995...................................................3

   Consolidated Statements of Operations for the Three Months
     Ended March 31, 1996 and 1995.......................................4

   Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1996 and 1995.......................................5

   Notes to Consolidated Financial Statements............................6

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................7


PART II - OTHER INFORMATION:

Item 6:  Exhibits and Reports on Form 8-K...............................11

SIGNATURES..............................................................12

            CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                      CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)

                                                         March 31, December 31,
                                                            1996       1995
                                                        -----------  ----------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 7,457  $ 6,338
  Investments held to maturity                                 9,256    8,544
  Accounts receivable, less allowance of $625 and $600
    at March 31, 1996 and December 31, 1995, respectively     38,618   35,958
  Unbilled revenue on contracts                                2,158    1,115
  Prepaid expenses and other current assets                    3,277    2,261
                                                             -------  -------
    Total current assets                                      60,766   54,216

Property and equipment, net                                   12,780   11,278
Other assets                                                   1,579    1,529
Deferred income taxes                                             60       60
Goodwill, net                                                  3,111    3,311
                                                             -------  -------
    Total assets                                             $78,296  $70,394
                                                             =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 6,854  $ 6,502
  Accrued expenses                                             8,652    8,719
  Deferred revenue                                             2,975    2,993
  Deferred income taxes                                          251      251
  Income taxes payable                                         2,776    2,163
  Obligations under capital leases, current                      126      163
                                                             -------  -------
    Total current liabilities                                 21,634   20,791

Obligations under capital leases                                 155      204

Commitments and contingencies                                      -        -

Stockholders' equity:
  Common stock, $.01 par value, authorized 30,000,000
    shares;  issued and outstanding 14,944,027 and
    14,716,206 at March 31, 1996 and December 31, 1995,
    respectively                                                 149      147
  Additional paid-in capital                                  27,100   23,938
  Retained earnings                                           29,136   25,046
  Foreign currency translation adjustment                        122      268
                                                             -------  -------
    Total stockholders' equity                                56,507   49,399
                                                             -------  -------
    Total liabilities and stockholders' equity               $78,296  $70,394
                                                             =======  =======

The accompanying notes are an integral part of the consolidated financial statements.

          CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)
                           (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                             1996     1995
                                                           --------  --------
Net revenues                                                $39,631   $27,230
Costs and expenses:
  Project personnel                                          17,848    12,979
  General and administration                                  4,365     3,580
  Sales and marketing                                         3,060     2,649
  Other costs                                                 7,653     4,302
                                                            -------   -------
    Total operating expenses                                 32,926    23,510
                                                            -------   -------
Income from operations                                        6,705     3,720

Other income (expense):
  Interest income                                               134       168
  Interest expense                                              (10)      (45)
  Foreign exchange (loss) gain                                  (12)      187
                                                            -------   -------

Income before income taxes                                    6,817     4,030
Provision for income taxes                                    2,727     1,674
                                                            -------   -------

Net income                                                  $ 4,090   $ 2,356
                                                            =======   =======

Net income per share                                        $   .24   $   .14
                                                            =======   =======

Pro forma data:
  Historical income before taxes                            $ 6,817   $ 4,030
  Provision for income taxes:
    Historical income taxes                                   2,727     1,674
    Pro forma increase to
        historical income taxes                                   -         2
                                                            -------   -------
  Pro forma net income                                      $ 4,090   $ 2,354
                                                            =======   =======

  Pro forma net income per share                            $   .24   $   .14
                                                            =======   =======

Weighted average number of common and
  common equivalent shares outstanding                       17,123    16,419
                                                            =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

             CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                            1996      1995
                                                           --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 4,090  $ 2,356
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                 994      658
  Increase in accounts receivable                            (2,594)  (3,704)
  Increase in unbilled revenue on contracts                  (1,053)    (348)
  Increase in prepaid expenses and other current assets      (1,029)     (37)
  Increase in accounts payable                                  378    1,315
  (Decrease) increase in accrued expenses                      (143)     544
  Increase in deferred revenue                                  192      607
  Increase in income taxes payable                              631      667
  Other, net                                                   (449)     391
                                                            -------  -------
    Net cash provided by operating activities                 1,017    2,449
                                                            -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                          (2,340)  (2,518)
Purchase of investments held to maturity                     (3,209)  (9,908)
Maturity of investments held to maturity                      2,496   11,101
                                                            -------  -------
    Net cash used in investing activities                    (3,053)  (1,325)
                                                            -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments under credit arrangements                            -    (327)
Obligations under capital leases                                (85)    (34)
Proceeds from exercise of stock options and
  related income tax benefits                                 2,408   1,369
Proceeds from employee stock purchase plan                      756       -
                                                            -------  ------
    Net cash provided by financing activities                 3,079   1,008
                                                            -------  ------

Effect of foreign exchange rate changes on cash                  76     (45)

Net increase in cash and cash equivalents                     1,119   2,087
Cash and cash equivalents at beginning of period              6,338   3,365
                                                            ------- -------
Cash and cash equivalents at end of period                  $ 7,457 $ 5,452
                                                            ======= =======

The accompanying notes are an integral part of the consolidated financial statements.

                              - 5 -
PAGE

       CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

A. Basis of Presentation
The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 1996, are not necessarily indicative of results for the full year.

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the Company's 1995 acquisitions of The Systems Consulting Group, Inc. ("SCG") and Axiom Management Consulting, Inc. ("Axiom"). All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of SCG and Axiom.

B. Net Income Per Share
Net income per share data is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). The 1995 net income per share data also reflects the assumed issuance, at the beginning of the period, of 722,764 shares of common stock and an option to purchase 35,234 shares of the Company's common stock in connection with the acquisition of SCG, and the assumed issuance, at the beginning of the period, of 326,120 shares of common stock and options to purchase 9,846 shares of the Company's common stock in connection with the acquisition of Axiom. Primary and fully diluted income per share are the same for each period presented.

C. Stock Split
On March 19, 1996, the Board of Directors approved a three-for-one stock split of the Company's common stock. This stock split is subject to stockholder approval of a proposed amendment to the Company's corporate charter to increase authorized common stock from 30 million to 120 million shares to be approved at the Company's Annual Meeting of Stockholders scheduled for May 15, 1996. Upon stockholder approval of the proposed increase in the Company's authorized shares and implementation of the stock split, the number of shares of common stock outstanding will increase by 200% and per share data for all periods presented will be retroactively restated.
                             - 6 -
PAGE

            CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Overview
- - --------
Cambridge Technology Partners (Massachusetts), Inc. (the "Company") provides information technology and management consulting and software development and evaluation services to organizations with large-scale information processing and distribution needs that are utilizing or migrating to open systems computing environments. The Company achieved strong operating results in the first quarter ended March 31, 1996, by increasing net revenues and net income by 46% and 74%, respectively, compared to the same period in 1995. First quarter 1996 results reflect increased demand for the Company's services, in both North America and Europe, while the Company continued to focus on the integration of its two 1995 acquisitions, SCG and Axiom. In addition, the Company achieved 99% revenue growth in its European operations in the first quarter of 1996 compared to the same period in 1995. Furthermore, the Company has begun to build a presence in Latin America in the first quarter of 1996. In order to meet increased demand for the Company's services, total Company staff was increased to 1,122 employees at March 31, 1996, from 1,062 employees at December 31, 1995.

Results of Operations
- - ---------------------
Three Months Ended March 31, 1996, Compared to
   Three Months Ended March 31, 1995

Net revenues increased 46% to $39.6 million in 1996 compared to $27.2 million in 1995 due principally from an increase in the volume of services delivered to new clients, as well as leveraging the client base by undertaking additional projects for existing clients. North American net revenues grew 33% to $30.0 million from $22.5 million in 1995. European operations continued to make significant contributions to net revenues, accounting for $9.4 million or 24% of consolidated net revenues, up from $4.7 million or 17% for the same period a year ago.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $17.8 million or 45% of net revenues in 1996 compared to $13.0 million or 48% of net revenues in 1995. The dollar increase resulted from hiring of additional project personnel over 1995 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses over 1995. Worldwide project personnel headcount increased 41% to 971 employees at March 31, 1996, from 690 employees at March 31, 1995. The percentage decrease is primarily due to improvements in project personnel costs as a percentage of net revenues in the Company's European operations and the Company's newly acquired companies, SCG and Axiom.

General and administration expenses were $4.4 million or 11% of net revenues in 1996 compared to $3.6 million or 13% of net revenues in 1995. The percentage decrease from 1995 is primarily due to the significant increase in net revenues and the Company's continued focus on cost

                           - 7 -
PAGE
containment. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geopraphic expansion in both North America and Europe. The Company expects general and administration expenses to increase as the integration of the newly acquired companies is fully implemented and as the Company continues its global expansion strategy.

Sales and marketing expenses were $3.1 million or 8% of net revenues in 1996 compared to $2.6 million or 10% of net revenues in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 50 in 1995 to 55 in 1996. In addition, the Company continued its investment in maintaining marketing initiatives and educational and training programs that provide clients with an opportunity to learn about new technologies and client/server trends, such as seminars for chief information officers and interactive management lab programs. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of the Company's newly acquired companies whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level. In order to successfully intergrate the Company's 1995 acquisitions, the Company expects that sales and marketing expenses will increase in future periods, due to anticipated hiring of additional sales and marketing staff and the anticipated increase in marketing programs as the Company continues to market its combined service offering.

Other costs consists primarily of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel and staff training. Other costs were $7.7 million or 19% of net revenues in 1996 compared to $4.3 million or 16% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to opening of new offices and expansion of existing offices in both North America and Europe as the Company continues to execute its global expansion strategy.

Interest income decreased to $134,000 in 1996 from $168,000 in 1995. This decrease is principally due to lower average interest rates in 1996 compared to 1995. The average interest rate was 5.1% in 1996 compared to 5.7% in 1995.

Interest expense was $10,000, consisting primarily of facility costs to maintain the Company's credit facility, in 1996 compared to $45,000 in 1995. Interest expense in 1995, consisted primarily of interest on amounts outstanding under lines of credit maintained by SCG and Axiom. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

Foreign exchange loss amounted to $12,000 in 1996 compared to a $187,000 gain in 1995. The gain in 1995 is primarily due to weakening of the U.S. dollar against European currencies related to intercompany balances. In May 1995, the Company began entering into foreign exchange forward contracts to hedge against the risk of changes in foreign currency exchange rates to the Company associated with intercompany balances. As of March 31, 1996, the Company held foreign exchange contracts of approximately $4.4 million.
                             - 8 -
PAGE

Net income was $4.1 million or $.24 per share for the 1996 period as compared to $2.4 million or $.14 per share for the same period in 1995. The Company increased its net income per share despite a 4% increase in the number of common and common equivalent shares outstanding primarily due to options granted to employees and shares issued under the employee stock purchase plan.

Liquidity and Capital Resources
- - -------------------------------
Working capital increased to $39.1 million at March 31, 1996, from $33.4 million at December 31, 1995. This increase was primarily due to an increase in accounts receivable and proceeds and related income tax benefits resulting from exercise of stock options, partially offset by cash used for capital expenditures. The Company's days sales in accounts receivable was 77 days during the first quarter of 1996 compared to 71 days for the same period in 1995. The increase is primarily due to the Company performing larger projects for major corporations in 1996. The outstanding receivable balances from these clients are greater as a result of higher billing amounts per project compared to smaller projects in 1995 coupled with more time consuming payment process of these major corporations. The Company will continue its focus on strong client partnering relationships to expedite payments. In February 1996, the Company established a treasury function whose primary responsibility is to focus on the Company's worldwide collection efforts. During the first quarter of 1996, the Company reduced its receivable balances over sixty days to 14.3% of gross receivables compared to 17.4% at December 31, 1995.

Net cash provided by operating activities during the first quarter of 1996 decreased $1.4 million to $1.0 million from $2.4 million for the comparable period in 1995. The significant increase in net income was more than offset by the increase in prepaid expenses and other current assets and unbilled revenue on contracts.

Capital expenditures of $2.3 million in the first quarter of 1996 were used principally for computer equipment and employee workstations to support the Company's expanding operations and expanding regional offices. Total capital expenditures for 1996 are expected to approximate $16.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America and Europe. Capital expenditures could vary from quarter to quarter, as the Company evaluates potential acquisitions of companies or technologies that may complement its business.

The Company maintains a $10.0 million uncollateralized revolving credit facility (the "Facility"), with Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Facility, which expires on June 30, 1996, bears interest at a rate per annum equal to Fleet Bank's prime rate in affect from time to time, payable monthly in arrears commencing with the advance of funds.
The Facility requires, among other things, the Company to maintain certain financial ratios. At March 31, 1996 and December 31, 1995, the Company was in compliance with these financial ratio requirements. As of March 31, 1996 and December 31, 1995, no borrowings have been made under the Facility. The Company expects to increase the amount available under the Facility and to extend the Facility at least through June 1997.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. In order to meet client demand, the Company expects to continue to increase its professional staff and to open additional sales and operating offices in 1996 in both North America and Europe. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's information technology and management consulting, and software development and evaluation services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic conditions could also adversely affect future results and liquidity.

The Company currently anticipates that existing cash and investment balances combined with cash generated from operations, and amounts available under the Company's Facility will be sufficient, at least through 1997, to meet the Company's short-term and long-term working capital requirements and to fund the expansion of the Company's business.

Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the quarter, the number of working days in a quarter and employee hiring and utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

PAGE

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K


   a. Exhibits
         Statement Regarding Computation of Earnings Per Share:

                                             Three Months Ended March 31,
                                                 1996          1995
                                               -------       -------
                                      (in thousands, except per share data)
Net income                                     $ 4,090       $ 2,356
                                               =======       =======
Pro forma net income                           $ 4,090       $ 2,354
                                               =======       =======

Weighted average number of
   common shares outstanding                    14,836        14,392

Dilutive effect of common equivalent
   shares of stock options and warrants          2,287         2,027

Weighted average number of common and          -------       -------
   common equivalent shares outstanding         17,123        16,419
                                               =======       =======

Net income per share (1)                       $   .24       $   .14
                                               =======       =======
Pro forma net income per share (1)             $   .24       $   .14
                                               =======       =======

   (1) Primary and fully diluted income per share are the same for all periods presented.


   b. There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

SIGNATURES
- - ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



          Date:  May 11, 1996                 By: /s/ Arthur M. Toscanini
                                              ---------------------------
                                                 Arthur M. Toscanini
                                                  Senior Vice President
                                                     -Finance and Treasurer

PAGE