Form 10-Q
period 1996-06-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1996-08-13
CIK 895462

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1996

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

                                 (617) 374-9800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                  ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1996, there were 45,759,917 shares of common stock outstanding.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:


Item 1:  Financial Statements

  Consolidated Balance Sheets as of June 30, 1996 and
    December 31, 1995                                                          3

  Consolidated Statements of Operations for the Three and
    Six Months Ended June 30, 1996 and 1995                                    4

  Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 1996 and 1995                                        5

  Notes to Consolidated Financial Statements                                   6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8


PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings                                                    14

Item 4:  Submission of Matters to a Vote of Security Holders                  14

Item 6:  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16


              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        June 30,    December 31,
                                                          1996          1995
                                                       -----------  ------------
                                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                $10,414      $ 6,338
 Investments held to maturity                              10,126        8,544
 Accounts receivable, less allowance of $670 and $600
   at June 30, 1996 and December 31, 1995, respectively    47,641       35,958
 Unbilled revenue on contracts                              2,546        1,115
 Prepaid expenses and other current assets                  3,775        2,261
                                                          -------      -------
   Total current assets                                    74,502       54,216

Property and equipment, net                                15,013       11,278
Other assets                                                1,947        1,529
Deferred income taxes                                          60           60
Goodwill, net                                               2,911        3,311
                                                          -------      -------
   Total assets                                           $94,433      $70,394
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $ 7,983      $ 6,502
 Accrued expenses                                          12,188        8,719
 Deferred revenue                                           5,120        2,993
 Deferred income taxes                                        251          251
 Income taxes payable                                       1,907        2,163
 Obligations under capital leases, current                    126          163
                                                          -------      -------
   Total current liabilities                               27,575       20,791

Other liabilities                                             113          204

Commitments and contingencies                                   -            -

Stockholders' equity:
 Common stock, $.01 par value, authorized 120,000,000
   shares;  issued and outstanding 45,652,897 and
    14,716,206
   at June 30, 1996 and December 31, 1995, respectively       457          147
 Additional paid-in capital                                32,331       23,938
 Retained earnings                                         33,847       25,046
 Foreign currency translation adjustment                      110          268
                                                          -------      -------
   Total stockholders' equity                              66,745       49,399
                                                          -------      -------
   Total liabilities and stockholders' equity             $94,433      $70,394
                                                          =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                              Three Months Ended June 30,    Six Months Ended June 30,
                             -----------------------------  ---------------------------
                                 1996             1995          1996           1995
                              ----------       ----------    ---------      ----------

Net revenues                    $47,897         $32,192       $87,528         $59,422
Costs and expenses:
 Project personnel               21,087          14,597        38,935          27,576
 General and administration       5,966           3,961        10,331           7,541
 Sales and marketing              3,629           3,264         6,689           5,913
 Other costs                      9,613           5,518        17,266           9,820
                                -------         -------       -------         -------
   Total operating expenses      40,295          27,340        73,221          50,850
                                -------         -------       -------         -------

Income from operations            7,602           4,852        14,307           8,572

Other income (expense):
 Interest income                    264             141           398             309
 Interest expense                   (12)            (62)          (22)           (107)
 Gain on sale of AdValue              -             909             -             909
 Foreign exchange (loss)
  gain                               (3)            (45)          (15)            142
                                -------         -------       -------         -------

Income before income taxes        7,851           5,795        14,668           9,825
Provision for income taxes        3,140           2,219         5,867           3,893
                                -------         -------       -------         -------

Net income                      $ 4,711         $ 3,576       $ 8,801         $ 5,932
                                =======         =======       =======         =======

Net income per share            $   .09         $   .07       $   .17         $   .12
                                =======         =======       =======         =======

Pro forma data:
 Historical income before
  taxes                         $ 7,851         $ 5,795       $14,668         $ 9,825
 Provision for income
  taxes:
   Historical income taxes        3,140           2,219         5,867           3,893
   Pro forma increase to
       historical income
        taxes                         -             106             -             108
                                -------         -------       -------         -------
   Pro forma net income         $ 4,711         $ 3,470       $ 8,801         $ 5,824
                                =======         =======       =======         =======

Pro forma net income per
 share                          $   .09         $   .07       $   .17         $   .12
                                =======         =======       =======         =======

Weighted average number of
 common and common
 equivalent shares
  outstanding                    53,126          49,773        52,714          49,542
                                =======         =======       =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1996           1995
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $  8,801      $  5,932
Amounts that reconcile net income to net cash
 provided
 by operating activities:
 Depreciation and amortization                           2,407         1,445
 Provision for deferred income taxes                         -           (91)
 Gain on sale of AdValue                                     -          (909)
 Increase in accounts receivable                       (11,638)       (9,358)
 Increase in unbilled revenue on contracts              (1,445)         (183)
 Increase in prepaid expenses and other current
  assets                                                (1,526)         (655)
 Increase in accounts payable                            1,509         3,134
 Increase in accrued expenses                            3,459         3,026
 Increase in deferred revenue                            2,142         1,573
 (Decrease) increase in income taxes payable              (256)          343
 Other, net                                               (433)         (623)
                                                      --------      --------
   Net cash provided by operating activities             3,020         3,634
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                     (5,797)       (5,640)
Purchase of investments held to maturity                (9,388)      (12,707)
Maturity of investments held to maturity                 7,806        15,201
Proceeds from sale of AdValue                                -           909
                                                      --------      --------
   Net cash used for investing activities               (7,379)       (2,237)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments under credit arrangements                       -          (125)
Obligations under capital leases                          (128)          356
Proceeds from employee stock purchase plan                 758             -
Proceeds from exercise of stock options and
 related income tax benefits                             7,945         2,809
                                                      --------      --------
   Net cash provided by financing activities             8,575         3,040
                                                      --------      --------

Effect of foreign exchange rate changes on cash           (140)           17

Net increase in cash and cash equivalents                4,076         4,454
Cash and cash equivalents at beginning of period         6,338         3,365
                                                      --------      --------
Cash and cash equivalents at end of period            $ 10,414      $  7,819
                                                      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of results for the full year.

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

B.  Revolving Credit Facility
    -------------------------

On June 26, 1996, the Company amended its uncollateralized revolving credit facility (the "Facility") with Fleet National Bank, the successor to Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Facility was amended, among other things, to increase the amount available under the Facility from $10.0 million to $20.0 million, to extend the expiration date to June 30, 1998, from June 30, 1996, and to decrease the facility cost to .15% from .25%. In addition, the Facility was also amended to permit the Company to elect an interest rate of either, Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios. At June 30, 1996, and December 31, 1995, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

C.  Stock Split
    -----------

In March 1996, the Board of Directors approved a three-for-one stock split of the Company's common stock and an amendment to the Company's corporate charter to increase authorized common stock from 30 million to 120 million shares. Upon stockholder approval in May 1996, the stock split was completed on June 19, 1996, via a 200% stock dividend to stockholders of record on May 29, 1996. Accordingly, $305,000 representing the par value of the additional shares issued was transferred from additional paid-in capital to common stock. All references in the accompanying financial statements to the applicable share and per share data, for all periods presented, have been retroactively restated to reflect the increased number of common shares outstanding from the stock split.

D.  Net Income Per Share
    --------------------

Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of each period to effect a stock split. The 1995 net income per share data also reflects the assumed issuance, at the beginning of the period, of 2,168,292 shares of common stock and an option to purchase 105,702 shares of the Company's common stock in connection with the acquisition of SCG, and the assumed issuance, at the beginning of the period, of 978,360 shares of common stock and options to purchase 29,538 shares of the Company's common stock in connection with the acquisition of Axiom. Primary and fully diluted income per share are the same for each period presented.

E.  Legal Proceedings
    -----------------

In July 1996, the Company was sued in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RHMC is seeking, among other things, a refund of $1,772,212 of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit includes breach of contract and tort claims. The Company plans to vigorously defend itself against the suit and anticipates bringing counterclaims against RMHC seeking, among other things, recovery of the value of services rendered to RMHC but for which the Company has not been paid.

In July 1996, Axiom was served a demand for arbitration by a former shareholder of Axiom. The American Arbitration Association arbitration is currently pending in northern California. The claims arise from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand seeks damages in excess of $3.3 million plus punitive damages, costs and attorney's fees. The Company plans to vigorously defend itself against this arbitration.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") provides information technology and management consulting and software development and evaluation services to organizations with large-scale information processing and distribution needs that are utilizing or migrating to open systems computing environments. The Company maintained strong operating results in the second quarter ended June 30, 1996, by increasing net revenues and net income by 49% and 32%, respectively, compared to the same period in 1995. Excluding a net income benefit of $541,000 which resulted from the sale of the Company's interest in Advalue Media Technologies, Inc. ("AdValue") in the second quarter of 1995, net income for the second quarter of 1996 increased 55% from the same period in 1995. The second quarter 1996 results reflect increased demand for the Company's services, in both North America and Europe, while the Company continued to focus on developing and implementing integrated service offerings for the Company and its two 1995 acquisitions, SCG and Axiom. These new services include Rapid Business Renewal/TM/ ("RBR"), a customer process renewal method for profitable growth rather than cost cutting in a fixed price/fixed time arrangement, and Rapid Process Implementation ("RPI"), a management consulting and systems integration approach which focuses on closing the gap between strategy and implementation. Furthermore, the Company continued to build a presence in Latin America in the second quarter of 1996. In order to meet increased demand for the Company's services, total Company staff increased to 1,283 employees at June 30, 1996, from 1,062 employees at December 31, 1995. With over 50 new employees joining the Company in July 1996, the Company expects to continue hiring personnel to support the anticipated increase in demand for its services in 1996.

Results of Operations

Three Months Ended June 30, 1996, Compared to
  Three Months Ended June 30, 1995

Net revenues increased 49% to $47.9 million in 1996 compared to $32.2 million in 1995 due principally from an increase in the volume of services delivered to new clients, as well as leveraging the client base by undertaking additional projects for existing clients. North America net revenues grew 48% to $37.2 million from $25.1 million in 1995. European and Latin American operations continued to make significant contributions to net revenues by growing 51% from 1995, accounting for $10.7 million of consolidated net revenues for the 1996 period compared to $7.1 million for 1995, representing 22% of net revenues for both periods.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $21.1 million or 44% of net revenues in 1996 compared to $14.6 million or 45% of net revenues in 1995. The dollar increase resulted from hiring of additional project personnel over 1995 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses over 1995. Worldwide project personnel headcount increased 36% to 1,094 employees at June 30, 1996, from 805 employees at June 30, 1995. The decrease as a percentage of net revenues is primarily due to improvements in project personnel costs as a percentage of net revenues in the Company's North American operations. The Company expects to maintain its project personnel costs as a percentage of net revenues at the current quarterly level for the remainder of 1996, with any cost improvements resulting from continuing focus on utilization rates for project personnel.

General and administration expenses were $6.0 million in 1996 compared to $4.0 million in 1995, representing 12% of net revenues for both periods. The dollar increase primarily reflects expenses associated with increased staff headcount and increased Company-wide recruiting and relocation expenses to support the Company's continued growth and geographic expansion in both North America and Europe. The Company expects to continue the containment of general and administration expenses as a percentage of net revenues at the 1996 level while continuing to provide sufficient support to allow for the Company's global growth strategy.

Sales and marketing expenses were $3.6 million or 8% of net revenues in 1996 compared to $3.3 million or 10% of net revenues in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 61 in 1995 to 74 in 1996, partially offset by a decrease in travel related expenses. In addition, the Company continued its investment in maintaining marketing initiatives and educational and training programs that provide clients with an opportunity to learn about new technologies and client/server trends, such as seminars for chief information officers and interactive management lab programs. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of the Company's newly acquired companies whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level. The Company expects that sales and marketing expenses will increase in future periods, due to anticipated hiring of additional sales and marketing staff and the anticipated increase in marketing programs.

Other costs consist primarily of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $9.6 million or 20% of net revenues in 1996 compared to $5.5 million or 17% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to opening of new offices and expansion of existing offices in both North America and Europe as the Company continues to execute its global expansion strategy. As the Company continues its headcount and facilities growth to support current and anticipated increase in demand for its services, the Company expects to maintain its other costs as a percentage of net revenues at the current quarterly level for the remainder of 1996.

Interest income increased to $264,000 in 1996 from $141,000 in 1995. The increase is principally due to higher average cash equivalent and investment balances and higher average interest rates in 1996 compared to 1995. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase.

Interest expense of $62,000 in 1995 consisted primarily of interest on amounts outstanding under lines of credit maintained by SCG and Axiom. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

Foreign exchange loss of $45,000 in 1995 related to foreign currency exchange rate fluctuations associated with intercompany balances. In May 1995, the Company began entering into foreign exchange forward contracts to hedge against the risk of changes in foreign currency exchange rates to the Company associated with intercompany balances. As of June 30, 1996, the Company held foreign exchange contracts of approximately $3.5 million.

Net income was $4.7 million or $.09 per share for the 1996 period as compared to $3.6 million or $.07 per share for the same period in 1995. Net income for 1995 included a gain of $541,000, net of taxes, or $.01 per share on the sale of the Company's interest in AdValue. The Company increased its net income per share by 29% despite a 7% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the employee stock purchase plan.

Six Months Ended June 30, 1996, Compared to
  Six Months Ended June 30, 1995

Net revenues increased 47% to $87.5 million in 1996 compared to $59.4 million in 1995 due principally from an increase in the volume of services delivered to new clients, as well as leveraging the client base by undertaking additional projects for existing clients. North America net revenues grew 41% to $67.2 million from $47.6 million in 1995. European and Latin American operations continued to make significant contributions to net revenues by growing 72% from 1995, accounting for $20.3 million or 23% of consolidated net revenues for the 1996 period compared to 11.8 million or 20% of consolidated net revenues for the same period a year ago.

Project personnel costs were $38.9 million or 44% of net revenues in 1996 compared to $27.6 million or 46% of net revenues in 1995. The dollar increase resulted from hiring of additional project personnel over 1995 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses over 1995. The decrease as a percentage of revenues is primarily due to improvements in project personnel costs as a percentage of net revenues in the Company's North American operations.

General and administration expenses were $10.3 million or 12% of net revenues in 1996 compared to $7.5 million or 13% of net revenues in 1995. The dollar increase primarily reflects expenses associated with increased staff headcount and increased Company-wide recruiting and relocation expense to support the Company's continued growth and geographic expansion in both North America and Europe. The decrease as a percentage of net revenues is primarily due to the significant increase in net revenues.

Sales and marketing expenses were $6.7 million or 8% of net revenues in 1996 compared to $5.9 million or 10% of net revenues in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 50 in 1995 to 74 in 1996 partially offset by a decrease in travel related expenses. In addition, the Company continued its investment in maintaining marketing initiatives and educational and training programs that provide clients with an opportunity to learn about new technologies and client/server trends, such as seminars for chief information officers and interactive management lab programs. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of the Company's newly acquired companies whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level.

Other costs were $17.3 million or 20% of net revenues in 1996 compared to $9.8 million or 17% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to opening of new offices and expansion of existing offices in both North America and Europe as the Company continues to execute its global expansion strategy.

Interest income increased to $398,000 in 1996 from $309,000 in 1995. This increase is principally due to higher average cash equivalent and investment balances and higher average interest rates in 1996 compared to 1995.

Interest expense of $107,000 in 1995 consisted primarily of interest on amounts outstanding under lines of credit maintained by SCG and Axiom. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

Foreign exchange loss amounted to $15,000 in 1996 compared to a gain of $142,000 in 1995. The gain in 1995 is primarily due to weakening of the U.S. dollar against European currencies related to intercompany balances.

Net income was $8.8 million or $.17 per share for the 1996 period as compared to $5.9 million or $.12 per share for the same period in 1995. Net income for 1995 included a gain of $541,000, net of taxes, or $.01 per share on the sale of the Company's interest in AdValue. The Company increased its net income per share by 42% despite a 6% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

Working capital increased to $46.9 million at June 30, 1996, from $33.4 million at December 31, 1995. This increase was primarily due to an increase in accounts receivable and an increase in cash equivalents and investment balances, partially offset by cash used for capital expenditures. The Company maintained its days sales in accounts receivable at 77 days during both the first six months of 1996 and the six month period ended December 31, 1995. The Company continues to focus on strong client partnering relationships with its customers to expedite payments and in February 1996, the Company established a treasury function primarily responsible for worldwide collection efforts. The Company's cash equivalent and investment balances increased 38% to $20.5 million at June 30, 1996, from $14.9 million at December 31, 1995.

Net cash provided by operating activities during the second quarter of 1996 decreased by $614,000 to $3.0 million from $3.6 million for the comparable period in 1995. The increase in net income was more than offset by the increase in accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets.

Capital expenditures of $5.8 million in the first six months of 1996 were comprised principally of computer equipment and employee workstations to support the Company's expanding operations and regional offices. Total capital expenditures for 1996 are expected to approximate $16.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America and Europe. Capital expenditures could vary from quarter to quarter, as the Company evaluates potential acquisitions of companies or technologies that may complement its business.

On May 19, 1995, the Company sold its 6.3% interest in AdValue (formed in 1991 to develop, test, and market a centralized spot advertising computer software packages) for $909,000 in cash.

On June 26, 1996, the Company amended its uncollateralized revolving credit facility (the "Facility") with Fleet National Bank, the successor to Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Facility was amended, among other things, to increase the amount available under the Facility from $10.0 million to $20.0 million, to extend the expiration date to June 30, 1998, from June 30, 1996, and to decrease the facility cost to .15% from .25%. In addition, the Facility was also amended to permit the Company to elect an interest rate of either, Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios. At June 30, 1996, and December 31, 1995, the Company was in compliance with these financial ratio requirements. As of June 30, 1996, and December 31, 1995, no borrowings have been made under the Facility.

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

The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1997, to meet the Company's short-term and long-term working capital requirements and to fund the expansion of the Company's business.

This Form 10-Q includes forward-looking statements which involve risks and uncertainties, particularly as to capital expenditures, future liquidity needs, working capital needs, and project personnel costs, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. The Company's actual future results may differ significantly from those stated in any forward looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the quarter, the number of working days in a quarter and employee hiring and utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings
- - --------  -----------------

In July 1996, the Company was sued in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RHMC is seeking, among other things, a refund of $1,772,212 of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit includes breach of contract and tort claims. The Company plans to vigorously defend itself against the suit and anticipates bringing counterclaims against RMHC seeking, among other things, recovery of the value of services rendered to RMHC but for which the Company has not been paid.

In July 1996, Axiom was served a demand for arbitration by a former shareholder of Axiom. The American Arbitration Association arbitration is currently pending in northern California. The claims arise from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand seeks damages in excess of $3.3 million plus punitive damages, costs and attorney's fees. The Company plans to vigorously defend itself against this arbitration.


ITEM 4.   Submission of Matters to a Vote of Security Holders
- - -------   ---------------------------------------------------

   a.  The annual meeting of stockholders was held on May 15, 1996.

   b.  No information provided due to inapplicability of item.

   c. A vote was proposed to (1) fix the number of directors at nine and to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) consider and act upon a proposal to amend the Amended and Restated Certificate of Incorporation to increase the authorized number of shares to 120 million; (3) consider and act upon a proposal to approve an amendment to the 1991 Stock Option Plan to increase the number of shares authorized under such Plan to 5 million shares of common stock; (4) ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending December 31, 1996.

The voting results are as follows:

                                        Votes           Votes         Votes          Votes       Broker
                                         For           Against       Withheld      Abstained    Non-Votes
                                      ----------      ---------      --------      ---------    ---------

      (1) James K. Sims               11,859,958          N/A          3,360          N/A            -
          Robert L. Gett              11,859,958          N/A          3,360          N/A            -
          Warren V. Musser            11,860,167          N/A          3,151          N/A            -
          Robert E. Keith, Jr.        11,860,113          N/A          3,205          N/A            -
          Jean C. Tempel              11,858,567          N/A          4,751          N/A            -
          Jack L. Messman             11,860,067          N/A          3,251          N/A            -
          John W. Poduska, Sr.        11,860,067          N/A          3,251          N/A            -
          James I. Cash, Jr.          11,860,013          N/A          3,305          N/A            -
          James D. Robinson III       11,858,967          N/A          4,351          N/A            -


      (2) Amended and
           Restated Certificate
           of Incorporation           11,382,362      296,311            N/A       28,241      156,404

      (3) 1991 Stock Option
           Plan                        9,250,774    1,513,747            N/A       36,817    1,061,980

      (4) Coopers & Lybrand
           L.L.P.                     11,834,580        3,178            N/A       25,560            -

   d.  No information provided due to inapplicability of item.


ITEM 6.   Exhibits and Reports on Form 8-K
- - -------   --------------------------------


  a. Exhibits (filed as part of this report):

        (3.1) Amended and Restated Certificate of Incorporation of the Company as amended May 15, 1996.

        (10.1)  Amended 1991 Stock Option Plan.

        (10.2) Third Amendement to Loan and Security Agreement by and between the Company and Fleet Bank N.A. dated June 26, 1996.

        (11.1)  Statements Regarding Computation of Earnings Per Share.

  b. There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  August 12, 1996      By: /s/ Arthur M. Toscanini
                                       --------------------------
                                       Arthur M. Toscanini
                                       Senior Vice President
                                          - Finance and Treasurer