Form 10-Q
period 1996-09-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1996-11-13
CIK 895462

===============================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

       (MARK ONE)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1996

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

     As of October 31, 1996, there were 46,380,598 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 1996
    and  December 31, 1995                                         3

  Consolidated Statements of Operations for the Three
    and Nine Months Ended September 30, 1996 and 1995              4

  Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1996 and 1995                       5

  Notes to Consolidated Financial Statements                       6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      15

PART II - OTHER INFORMATION:

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                         22

SIGNATURES                                                        23

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                September 30,   December 31,
                                                                     1996           1995
                                                                --------------  ------------
                                                                 (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                           $ 11,457        $ 6,338
 Investments held to maturity                                          12,248          8,544
 Accounts receivable, less allowance of $750 and $600 at
   September 30, 1996 and December 31, 1995, respectively              62,004         35,958
 Unbilled revenue on contracts                                          3,055          1,115
 Prepaid expenses and other current assets                              2,014          2,261
                                                                     --------        -------
   Total current assets                                                90,778         54,216

Property and equipment, net                                            18,177         11,278
Other assets                                                            2,313          1,529
Deferred income taxes                                                      60             60
Goodwill, net                                                           2,712          3,311
                                                                     --------        -------
   Total assets                                                      $114,040        $70,394
                                                                     ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                    $ 10,422        $ 6,502
 Accrued expenses                                                      14,706          8,719
 Deferred revenue                                                       9,113          2,993
 Deferred income taxes                                                    142            251
 Income taxes payable                                                   3,441          2,163
 Other current liabilities                                                126            163
                                                                     --------        -------
   Total current liabilities                                           37,950         20,791

Other liabilities                                                          98            204

Commitments and contingencies                                               -              -

Stockholders' equity:
 Common stock, $.01 par value, authorized 120,000,000
   shares;  issued and outstanding 46,076,822 and 44,148,618
   at September 30, 1996 and December 31, 1995, respectively              461            441
 Additional paid-in capital                                            36,778         23,644
 Retained earnings                                                     39,088         25,046
 Foreign currency translation adjustment                                 (335)           268
                                                                     --------        -------
   Total stockholders' equity                                          75,992         49,399
                                                                     --------        -------
   Total liabilities and stockholders' equity                        $114,040        $70,394
                                                                     ========        =======

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                   ---------------------------------      -------------------------------
                                       1996                1995              1996              1995
                                   -------------      -------------       -------------    ------------

Net revenues                        $54,334             $34,837              $141,862           $94,259
Costs and expenses:
 Project personnel                   23,896              14,662                62,831            42,238
 General and administration           6,100               4,010                16,431            11,551
 Sales and marketing                  4,248               4,195                10,937            10,108
 Other costs                         11,517               6,307                28,783            16,127
 Business combination costs               -                 700                     -               700
                                    -------             -------              --------           -------
   Total operating expenses          45,761              29,874               118,982            80,724
                                    -------             -------              --------           -------

Income from operations                8,573               4,963                22,880            13,535
Other income (expense):
 Interest income                        254                 210                   652               519
 Interest expense                        (7)               (145)                  (29)             (252)
 Gain on sale of AdValue                  -                   -                     -               909
 Foreign exchange (loss) gain           (84)                 23                   (99)              165
                                    -------             -------              --------           -------

Income before income taxes            8,736               5,051                23,404            14,876
Provision for income taxes            3,495               1,913                 9,362             5,806
                                    -------             -------              --------           -------

Net income                          $ 5,241             $ 3,138              $ 14,042           $ 9,070
                                    =======             =======              ========           =======

Net income per share                   $.10                $.06                  $.27              $.18
                                    =======             =======              ========           =======

Pro forma data:
 Historical income before taxes     $ 8,736             $ 5,051              $ 23,404           $14,876
 Provision for income taxes:
   Historical income taxes            3,495               1,913                 9,362             5,806
   Pro forma increase to
     historical income taxes              -                 107                     -               215
                                    -------             -------              --------           -------
 Pro forma net income               $ 5,241             $ 3,031              $ 14,042           $ 8,855
                                    =======             =======              ========           =======

 Pro forma net income per share        $.10                $.06                  $.27              $.18
                                    =======             =======              ========           =======

Weighted average number of
 common and common
 equivalent shares outstanding       53,858              50,538                52,784            49,890
                                    =======             =======              ========           =======

   The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Nine Months Ended September 30,
                                                          ---------------------------------
                                                                1996             1995
                                                          ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 14,042         $  9,070
Amounts that reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                      2,861            2,495
 Tax benefit from exercise of stock options                         5,498            2,936
 Provision for deferred income taxes                                 (109)             (75)
 Gain on Sale of AdValue                                                -             (909)
 Increase in accounts receivable                                  (26,077)         (13,059)
 Increase in unbilled revenue on contracts                         (1,960)          (1,768)
 Increase in prepaid expenses and other current assets               (553)            (294)
 Increase in accounts payable                                       3,957            1,404
 Increase in accrued expenses                                       6,034            5,065
 Increase in deferred revenue                                       6,144              716
 Increase in income taxes payable                                   1,278              845
 Other, net                                                           (37)             100
                                                                 --------         --------
   Net cash provided by operating activities                       11,078            6,526
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                (9,252)          (7,386)
Purchase of investments held to maturity                          (15,450)         (13,429)
Maturity of investments held to maturity                           11,746           15,201
Proceeds from Sale of AdValue                                           -              909
                                                                 --------         --------
   Net cash used in investing activities                          (12,956)          (4,705)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments under credit arrangements                                  -             (916)
Obligations under capitalized leases                                 (106)            (102)
Proceeds from employee stock purchase plan                          2,071              579
Dividend distributions                                                  -             (599)
Proceeds from exercise of stock options                             5,584            1,302
                                                                 --------         --------
   Net cash provided by financing activities                        7,549              264
                                                                 --------         --------

Effect of foreign exchange rate changes on cash                      (552)              22

Net increase in cash and cash equivalents                           5,119            2,107
Cash and cash equivalents at beginning of period                    6,338            3,365
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 11,457         $  5,472
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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF PRESENTATION
    ---------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of results for the full year.

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the Company's 1995 acquisitions of The Systems Consulting Group, Inc. ("SCG") and Axiom Management Consulting, Inc. ("Axiom"), which were accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of SCG and Axiom.

B.  REVOLVING CREDIT FACILITY
    -------------------------

On June 26, 1996, the Company amended its uncollateralized revolving credit facility (the "Facility") with Fleet National Bank, the successor to Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Facility was amended, among other things, to increase the amount available under the Facility from $10.0 million to $20.0 million, to extend the expiration date to June 30, 1998, from June 30, 1996, and to decrease the facility cost to .15% from .25%. In addition, the Facility was also amended to permit the Company to elect an interest rate of either, Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios. At September 30, 1996, and December 31, 1995, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

C.  STOCK SPLIT
    -----------

In March 1996, the Board of Directors approved a three-for-one stock split of the Company's common stock and an amendment to the Company's corporate charter to increase authorized common stock from 30 million to 120 million shares. Upon stockholder approval in May 1996, the stock split was completed on June 19, 1996, via a 200% stock dividend to stockholders of record on May 29, 1996. Accordingly, stockholders' equity in the consolidated balance sheets has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from paid-in-capital to common stock the par value of the additional shares arising from the stock split.

All references in the accompanying footnotes to consolidated financial statements to the applicable share and per share data, for all periods presented, have been retroactively restated to reflect the increased number of common shares outstanding from the stock split.

D.  NET INCOME PER SHARE
    --------------------

Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of each period to effect a stock split. Net income per share data also reflects, when applicable, the assumed issuance, at the beginning of the period, of 2,168,292 shares of common stock and an option to purchase 105,702 shares of the Company's common stock in connection with the acquisition of SCG, and the assumed issuance, at the beginning of the period, of 978,360 shares of common stock and options to purchase 29,538 shares of the Company's common stock in connection with the acquisition of Axiom. Primary and fully diluted income per share are the same for each period presented.

E.  LEGAL PROCEEDINGS
    -----------------

In July 1996, a suit was filed against the Company in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RMHC is seeking, among other things, a refund of $1,772,212 of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit includes breach of contract and tort claims. The Company plans to vigorously defend itself against the suit and anticipates bringing counterclaims against RMHC.

In July 1996, Axiom was served a demand for arbitration by a former shareholder of Axiom. The American Arbitration Association arbitration is currently pending in northern California. The claims arise from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand seeks damages in excess of $3.3 million plus punitive damages, costs and attorney's fees. The Company plans to vigorously defend itself in this arbitration.

F.  SUBSEQUENT EVENTS
    -----------------

On October 15, 1996, the Company acquired all of the outstanding shares of capital stock of NatSoft S.A. ("NatSoft"), a Switzerland-based information technology consulting and software implementation firm, with approximately 105 employees at the time of the acquisition. This acquisition was accomplished through an exchange of approximately 272,000 shares of the Company's common stock for all outstanding shares of capital stock of NatSoft. This acquisition has been accounted for using the pooling of interests method of accounting.

The unaudited pro forma combined statements of operations assume the acquisition of NatSoft occurred on January 1, 1993, and the unaudited pro forma combined balance sheet assumes the acquisition of NatSoft occurred on September 30, 1996, and are presented in the following pages. Costs related to the acquisition, which consist primarily of legal, accounting, and consulting fees, are expected to approximate $500,000 and will be charged to operating expenses in the fourth quarter of 1996. The unaudited pro forma combined financial statements of the Company and NatSoft are intended for informational purposes and are not necessarily indicative of future consolidated financial position or results of operations of the combined entity.


UNAUDITED PRO FORMA COMBINED BALANCE SHEET OF
 CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. AND
 NATSOFT S.A.
AS OF SEPTEMBER 30, 1996
(in thousands)

                                                     HISTORICAL
                                                 -------------------
                                                 CAMBRIDGE                 PRO FORMA
                                                 TECHNOLOGY            --------------------
                                                 PARTNERS     NATSOFT  ADJUSTMENTS   COMBINED
                                                 ----------   -------  -----------   --------
                                                                         (Note B)
ASSETS
Current assets:
 Cash and cash equivalents                         $ 11,457    $  567         $  -              $ 12,024
 Investments held to maturity                        12,248         -            -                12,248
 Accounts receivable                                 62,004     1,116            -                63,120
 Unbilled revenue on contracts                        3,055     1,210            -                 4,265
 Other current assets                                 2,014       130            -                 2,144
                                                   --------    ------     --------              --------
   Total current assets                              90,778     3,023            -                93,801

Property and equipment, net                          18,177       429            -                18,606
Other assets                                          2,313        89            -                 2,402
Deferred income taxes                                    60                    (60)(a)                 -
Goodwill, net                                         2,712         -            -                 2,712
                                                   --------    ------     --------              --------
   Total assets                                    $114,040    $3,541     $    (60)             $117,521
                                                   ========    ======     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $ 10,422    $  101         $  -              $ 10,523
 Accrued expenses                                    14,706     1,354            -                16,060
 Deferred revenue                                     9,113         -            -                 9,113
 Deferred income taxes                                  142       339            -                   481
 Income taxes payable                                 3,441         -            -                 3,441
 Other current liabilities                              126        33            -                   159
                                                   --------    ------      -------              --------
   Total current liabilities                         37,950     1,827            -                39,777

Other liabilities                                        98         -            -                    98
Deferred income taxes                                     -        78          (60)(a)                18

Stockholders' equity:
 Common stock                                           461        85          (82)(b)               464
 Additional paid-in capital                          36,778         -           82 (b)            36,860
 Retained earnings                                   39,088     1,445            -                40,533
 Foreign currency translation adjustment               (335)      106            -                  (229)
                                                   --------    ------     --------              --------
   Total stockholders' equity                        75,992     1,636            -                77,628
                                                   --------    ------     --------              --------
   Total liabilities and stockholders' equity      $114,040    $3,541      $   (60)             $117,521
                                                   ========    ======     ========              ========


UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS OF
 CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. AND
 NATSOFT S.A.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(in thousands, except per share data)


                                   HISTORICAL
                               ----------------------
                                 CAMBRIDGE                    PRO FORMA
                                TECHNOLOGY              -----------------------
                                 PARTNERS    NATSOFT      ADJUSTMENTS   COMBINED
                               ------------  --------    ------------  ---------

Net revenues                       $141,862   $ 8,046       $   -       $149,908

Costs and expenses:
 Project personnel                   62,831     5,241         115 (d)     68,187
 General and administration          16,431     1,618        (115)(d)     17,934
 Sales and marketing                 10,937       607          -          11,544
 Other costs                         28,783       329          -          29,112
                                   --------   -------      -----       ---------
   Total operating expenses         118,982     7,795          -         126,777
                                   --------   -------      -----       ---------

Income from operations               22,880       251          -          23,131
Other income (expense):
 Interest income                        652         3          -             655
 Interest expense                       (29)       (4)         -             (33)
 Foreign exchange (loss) gain           (99)       17          -             (82)
                                   --------   -------      -----       ---------
Income before income taxes           23,404       267          -          23,671
Provision for income taxes            9,362       104          -           9,466
                                   --------   -------      -----       ---------

Net income                         $ 14,042   $   163      $   -        $ 14,205
                                   ========   =======      =====       =========

Net income per share                   $.27                                 $.27
                                   ========                            =========

Weighted average number of
 common and common equivalent
 shares outstanding                  52,784                               53,056 (c)
                                   ========                            =========

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS OF
 CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. AND
 NATSOFT S.A.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(in thousands, except per share data)


                                         HISTORICAL
                                 -------------------------
                                  CAMBRIDGE                      PRO FORMA
                                 TECHNOLOGY                  ------------------------
                                  PARTNERS      NATSOFT      ADJUSTMENTS    COMBINED
                                 -----------  ------------   -----------   ----------

Net revenues                          $94,259       $ 9,211      $   -         $103,470

Costs and expenses:
 Project personnel                     42,238         5,992        195 (d)       48,425
 General and administration            11,551         1,799       (195)(d)       13,155
 Sales and marketing                   10,108           635          -           10,743
 Other costs                           16,127           568          -           16,695
 Business combination costs               700             -          -              700
                                      -------       -------   --------         --------
   Total operating expenses            80,724         8,994          -           89,718
                                      -------       -------   --------         --------

Income from operations                 13,535           217          -           13,752
Other income (expense):
 Interest income                          519             1          -              520
 Interest expense                        (252)           (5)         -             (257)
 Gain on sale of AdValue                  909             -          -              909
 Foreign exchange gain                    165             -          -              165
                                      -------       -------   --------         --------
Income before income taxes             14,876           213          -           15,089
Provision for income taxes              5,806            72          -            5,878
                                      -------       -------   --------         --------

Net income                            $ 9,070       $   141   $      -         $  9,211
                                      =======       =======   ========         ========

Net income per share                  $   .18                                  $    .18
                                      =======                                  ========

Pro forma data:
 Historical income before taxes       $14,876       $   213   $      -         $ 15,089
   Provision for income taxes:
   Historical income taxes              5,806            72          -            5,878
   Pro forma increase to
     historical income taxes              215             -          -              215
                                      -------       -------   --------         --------
 Pro forma net income                 $ 8,855       $   141   $      -         $  8,996
                                      =======       =======   ========         ========

 Pro forma net income per share       $   .18                                  $    .18
                                      =======                                  ========

Weighted average number of
 common and common equivalent
 shares outstanding                    49,856                                    50,128(c)
                                      =======                                   =======

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS OF
 CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. AND
 NATSOFT S.A.
FOR THE YEAR ENDED DECEMBER 31, 1995
(in thousands, except per share data)


                                             HISTORICAL
                                   -------------------------
                                    CAMBRIDGE                        PRO FORMA
                                   TECHNOLOGY                  --------------------------
                                    PARTNERS      NATSOFT      ADJUSTMENTS      COMBINED
                                   -----------  ------------   ----------       ---------

Net revenues                         $132,416       $12,254      $   -             $144,670

Costs and expenses:
 Project personnel                     58,744         7,750        260 (d)           66,754
 General and administration            15,997         2,476       (260)(d)           18,213
 Sales and marketing                   13,989           844          -               14,833
 Other costs                           23,004           852          -               23,856
 Business combination costs             1,333             -          -                1,333
                                     --------       -------   --------             --------
   Total operating expenses           113,067        11,922          -              124,989
                                     --------       -------   --------             --------

Income from operations                 19,349           332          -              19,681
Other income (expense):
 Interest income                          706             6          -                 712
 Interest expense                        (298)          (20)         -                (318)
 Gain on sale of AdValue                  909             -          -                 909
 Foreign exchange gain (loss)             124           (18)         -                 106
                                     --------       -------   --------            --------
Income before income taxes             20,790           300          -              21,090
Provision for income taxes              8,107            95          -               8,202
                                     --------       -------   --------            --------

Net income                           $ 12,683       $   205   $      -            $ 12,888
                                     ========       =======   ========            ========

Net income per share                 $    .25                                     $    .25
                                     ========                                     ========

Pro forma data:
 Historical income
   before taxes                      $ 20,790       $   300   $      -            $ 21,090
  Provision for income taxes:
   Historical income taxes              8,107            95          -               8,202
   Pro forma increase to
     historical income taxes              215             -          -                 215
                                     --------       -------   --------            --------
 Pro forma net income                $ 12,468       $   205   $      -            $ 12,673
                                     ========       =======   ========            ========

 Pro forma net income per share      $    .25                                     $    .25
                                     ========                                     ========

Weighted average number of
 common and common equivalent
 shares outstanding                    50,415                                       50,687 (c)
                                     ========                                      =======

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS OF
 CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. AND
 NATSOFT S.A.
FOR THE YEAR ENDED DECEMBER 31, 1994
(in thousands, except per share data)


                                             HISTORICAL
                                     ------------------------
                                      CAMBRIDGE                           PRO FORMA
                                     TECHNOLOGY                 ---------------------------
                                      PARTNERS      NATSOFT      ADJUSTMENTS     COMBINED
                                     ---------    -----------   ------------     ----------

Net revenues                            $83,477       $ 7,825   $      -        $91,302

Costs and expenses:
 Project personnel                       37,489         4,538        256 (d)     42,283
 General and administration              10,524         1,344       (256)(d)     11,612
 Sales and marketing                      9,564           971          -         10,535
 Other costs                             14,161           496          -         14,657
                                        -------       -------   --------        -------
   Total operating expenses              71,738         7,349          -         79,087
                                        -------       -------   --------        -------
Income  from operations                  11,739           476          -         12,215
Other income (expense):
 Interest income                            368             -          -            368
 Interest expense                          (145)           (3)         -           (148)
 Foreign exchange gain (loss)                48            (6)         -             42
                                        -------       -------   --------        -------
Income before income taxes               12,010           467          -         12,477
Provision for income taxes                4,453           131          -          4,584
                                        -------       -------   --------        -------
Net income                              $ 7,557       $   336   $      -        $ 7,893
                                        =======       =======   ========        =======

Net income per share                    $   .16                                 $   .17
                                        =======                                 =======

Pro forma data:
 Historical income  before taxes        $12,010       $   467   $      -        $12,477
 Provision for income taxes:
   Historical income taxes                4,453           131          -          4,584
   Pro forma increase to
     historical income taxes                517             -          -            517
                                        -------       -------   --------        -------
 Pro forma net income                   $ 7,040       $   336   $      -        $ 7,376
                                        =======       =======   ========        =======

 Pro forma net income per share         $   .15                                 $   .16
                                        =======                                 =======

Weighted average number of common
 and common equivalent shares
 outstanding                             46,680                                  46,952(c)
                                        =======                                 =======

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS OF
 CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC. AND
 NATSOFT S.A.
FOR THE YEAR ENDED DECEMBER 31, 1993
(in thousands, except per share data)

                                                               HISTORICAL
                                                         -----------------------
                                                           CAMBRIDGE                       PRO FORMA
                                                          TECHNOLOGY                 -------------------------
                                                           PARTNERS     NATSOFT      ADJUSTMENTS      COMBINED
                                                         ----------     --------     -----------      --------

Net revenues                                                $49,961       $ 5,342    $      -            $55,303

Costs and expenses:
 Project personnel                                           22,445         3,610        256 (d)          26,311
 General and administration                                   6,728           821       (256)(d)           7,293
 Sales and marketing                                          6,443           558          -               7,001
 Other costs                                                  8,268           224          -               8,492
                                                            -------       -------   --------             -------
  Total operating expenses                                   43,884         5,213          -              49,097
                                                            -------       -------   --------             -------
Income from operations                                        6,077           129          -               6,206
Other income (expense):
 Interest income                                                 97             4          -                 101
 Interest expense                                              (120)           (3)         -                (123)
 Foreign exchange gain                                            -             7          -                   7
                                                            -------       -------   --------             -------
Income before income taxes                                    6,054           137          -               6,191
Provision for income taxes                                    2,217            12          -               2,229
                                                            -------       -------   --------             -------
Income before cumulative effect of
 change in accounting principle                               3,837           125                          3,962
Cumulative effect of change in
 accounting principle                                         1,204             -          -               1,204
                                                            -------       -------   --------             -------

Net income                                                  $ 5,041       $   125   $      -             $ 5,166
                                                            =======       =======   ========             =======

Net income per share:
Income before cumulative effect of
 change in accounting principle                             $   .09                                      $   .09
Cumulative effect of change in
 accounting principle                                           .03                                          .03
                                                            -------                                      -------
Net income per share                                        $   .12                                      $   .12
                                                            =======                                      =======

Pro forma data:
 Historical income before taxes                             $ 6,054       $   137     $    -             $ 6,191
 Provision for income taxes:
  Historical income taxes                                     2,217            12          -               2,229
  Pro forma increase to
   historical income taxes                                      225             -          -                 225
                                                            -------       -------   --------             -------
Income before cumulative effect  of change in
 accounting principles                                        3,612           125         -                3,737
Cumulative effect if change in
 accounting for income taxes                                  1,204             -          -               1,204
                                                            -------       -------   --------             -------
Proforma net income                                         $ 4,816       $     -   $      -             $ 4,941
                                                            =======       ========  ========             =======

Pro forma net income per share:
Income before cumulative effect of
 change in accounting principle                             $   .08                                      $   .08
Cumulative effect of change in
 accounting principle                                           .03                                          .03
                                                            -------                                      -------
Net income per share                                        $   .11                                      $   .11
                                                            =======                                      =======

Weighted average number of
 common and common equivalent
 shares outstanding                                          42,732                                       43,004(c)
                                                            =======                                      =======

(a) To reclassify long term deferred tax assets to offset long term deferred tax liabilities in accordance with Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes."

(b) Reflects the pro forma effect related the issuance of approximately 272,000 shares of the Company's common stock for all of the outstanding shares of common stock of NatSoft.

(c) Pro forma net income per share are computed using the weighted average number of common and common equivalent shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance, at the beginning of each period presented, of approximately 272,000 shares of the Company's common stock in connection with the acquisition of NatSoft. Primary and fully diluted income per common share are the same for each period presented.

(d) Certain salaries and benefits relating to NatSoft's project personnel and general and administration expenses have been reclassified to conform with the Company's presentation and to reflect the ongoing role of personnel.

On October 31, 1996, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Ramos & Associates, Inc. ("Ramos"). The acquisition will be accomplished through a merger of the Company's acquisition subsidiary and Ramos in an exchange of approximately 1,175,200 shares of the Company's common stock for all the outstanding shares of capital stock of Ramos. Ramos, founded in 1991 and based in San Ramon, California, is an information technology consulting and software implementation firm which specializes in the Enterprise Resource Planning service market. With offices in San Ramon, Dallas, Islia, New Jersey, and Chicago, Ramos has approximately 215 employees worldwide at October 31, 1996. This acquisition will be accounted for using the pooling of interests method of accounting and is expected to be completed in November 1996. Costs relating to the acquisition are expected to be approximate $700,000 and will be charged to operating expenses in the fourth quarter of 1996.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is a software consulting and integration firm which provides services for the development and deployment of client/server distributed applications, including internet-based applications. Working with a fixed time/fixed fee price model, the Company's system development expertise also includes package implementation and business renewal services. The Company continued to generate strong operating results in the third quarter ended September 30, 1996, increasing net revenues and net income by 56% and 67%, respectively, compared to the same period in 1995. The third quarter of 1996 results continued to reflect increased demand for the Company's services, in both North America and Europe. In October 1996, the Company formed a subsidiary in Brazil to capitalize on the increased demand for its services. In addition, the Company also performed consulting services in Mexico during the third quarter of 1996. In order to meet increased demand for the Company's services, total Company staff increased to 1,446 employees at September 30, 1996, from 1,062 employees at December 31, 1995. The Company expects to continue to hire personnel to support the anticipated increase in demand for its services for the remainder of 1996 and into 1997.

In October 1996, the Company acquired all of the outstanding shares of capital stock of NatSoft S.A. ("NatSoft") (see Note F of Notes to Consolidated Financial Statements), a Switzerland-based information technology consulting and software implementation firm, with approximately 105 employees at the time of the acquisition. This acquisition establishes the Company's entry into the Swiss market and provides the Company with a pool of multi-lingual professionals who can support projects in Southern Europe.

On October 31, 1996, the Company entered into a definitive agreement to acquire all the outstanding capital stock of Ramos & Associates, Inc. ("Ramos") (see Note F of Notes to Consolidated Financial Statements). Ramos is expected to provide the Company with expertise for the deployment of the Enterprise Resource Planning service market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO
  THREE MONTHS ENDED SEPTEMBER 30, 1995

Net revenues increased 56% to $54.3 million in 1996 compared to $34.8 million in 1995 due principally from an increase in the volume of services delivered to new clients, as well as leveraging the client base by undertaking additional projects for existing clients. North America net revenues grew 52% to $41.7 million from $27.5 million in 1995. European operations together with activities in Latin America continued to make significant contributions to net revenues by increasing 72% from 1995, to $12.6 million or 23% of consolidated net revenues for the 1996 period, while for the same period in 1995, net revenues were $7.3 million or 21% of net revenues.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $23.9 million or 44% of net revenues in 1996 compared to $14.7 million or 42% of net revenues in 1995. The dollar and percentage increase resulted from hiring of additional project personnel over 1995 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses over 1995. Worldwide project personnel headcount increased 44% to 1,244 employees at September 30, 1996, from 863 employees at September 30, 1995. The Company expects to maintain its project personnel costs as a percentage of net revenues at the current quarterly level for the remainder of 1996, with any cost improvements resulting from continuing focus on utilization rates for project personnel.

General and administration expenses were $6.1 million or 11% of net revenues in 1996 compared to $4.0 million or 12% of net revenues in 1995. The dollar increase primarily reflects expenses associated with increased staff headcount and increased company-wide recruiting and relocation expenses to support the Company's continued growth and geographic expansion in North America, Europe, and Latin America. The Company expects to maintain general and administration expenses as a percentage of net revenues at the year-to-date 1996 level while continuing to provide sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $4.3 million or 8% of net revenues in 1996 compared to $4.2 million or 12% of net revenues in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the hiring of an additional 13 sales and marketing personnel in 1996 compared to an additional 8 sales and marketing personnel in 1995, partially offset by a decrease in travel related expenses. The Company continued its investment in maintaining marketing initiatives and educational and training programs that provide clients with an opportunity to learn about new technologies and client/server trends, such as seminars for chief information officers and interactive management lab programs. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of the SCG and Axiom whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level. The Company expects that sales and marketing expenses will increase in future periods, due to anticipated hiring of additional sales and marketing staff and the anticipated increase in marketing programs.

Other costs consist primarily of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $11.5 million or 21% of net revenues in 1996 compared to $6.3 million or 18% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in both North America and Europe as the Company continues to execute its global expansion strategy. As the Company continues its headcount and facilities growth to support current and anticipated increase in demand for its services, the Company expects to maintain its other costs as a percentage of net revenues at the current quarterly level for the remainder of 1996.

Interest income increased to $254,000 in 1996 from $210,000 in 1995. The increase is principally due to higher average cash equivalent and investment balances and higher average interest rates in 1996 compared to 1995. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase.

Interest expense of $145,000 in 1995 consisted primarily of interest on amounts outstanding under lines of credit maintained by SCG and Axiom. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

Foreign exchange loss of $84,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. In May 1995, the Company began entering into foreign exchange forward contracts to hedge against the risk of changes in foreign currency exchange rates to the Company associated with intercompany balances. As of September 30, 1996, the Company held foreign exchange contracts of approximately $7.2 million.

The Company's income tax rate in 1996 increased to 40% from 38% a year ago. This increase is primarily due to SCG's non-taxable S-Corporation income in 1995. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $5.2 million or $.10 per share for the 1996 period as compared to $3.1 million or $.06 per share for the same period in 1995. The Company increased its net income per share by 67% despite a 7% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the Company's employee stock purchase plan.


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO
  NINE MONTHS ENDED SEPTEMBER 30, 1995

Net revenues increased 51% to $141.9 million in 1996 compared to $94.3 million in 1995 due principally from an increase in the volume of services delivered to new clients, as well as leveraging the client base by undertaking additional projects for existing clients. North America net revenues grew 45% to $109.2 million from $75.2 million in 1995. European operations together with activities in Latin America continued to make significant contributions to net revenues by growing 72% from 1995, accounting for $32.7 million or 23% of consolidated net revenues for the 1996 period compared to $19.1 million or 20% of consolidated net revenues for the same period a year ago.

Project personnel costs were $62.8 million or 44% of net revenues in 1996 compared to $42.2 million or 45% of net revenues in 1995. The dollar increase resulted from hiring of additional project personnel over 1995 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses over 1995. The decrease as a percentage of revenues is primarily due to improvements in project personnel costs as a percentage of net revenues in the Company's North American operations.

General and administration expenses were $16.4 million in 1996 compared to $11.5 million in 1995, representing 12% of net revenues for both periods. The dollar increase primarily reflects expenses associated with increased staff headcount and increased company-wide recruiting and relocation expense to support the Company's continued growth and geographic expansion in both North America and Europe.

Sales and marketing expenses were $10.9 million or 8% of net revenues in 1996 compared to $10.1 million or 11% of net revenues in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 58 in 1995 to 87 in 1996, partially offset by a decrease in travel related expenses. In addition, the Company continued its investment in maintaining marketing initiatives and educational and training programs that provide clients with an opportunity to learn about new technologies and client/server trends, such as seminars for chief information officers and interactive management lab programs. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of SCG and Axiom whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level.

Other costs were $28.8 million or 20% of net revenues in 1996 compared to $16.1 million or 17% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to opening of new offices and expansion of existing offices in both North America and Europe as the Company continues to execute its global expansion strategy.

Interest income increased to $652,000 in 1996 from $519,000 in 1995. This increase is principally due to higher average cash equivalent and investment balances and higher average interest rates in 1996 compared to 1995.

Interest expense of $252,000 in 1995 consisted primarily of interest on amounts outstanding under lines of credit maintained by SCG and Axiom. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

Foreign exchange loss amounted to $99,000 in 1996 compared to a gain of $165,000 in 1995. The gain in 1995 is primarily due to weakening of the U.S. dollar against European currencies related to intercompany balances.

The Company's income tax rate in 1996 increased to 40% from 39% a year ago. This increase is primarily due to SCG's non-taxable S-Corporation income in 1995. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $14.0 million or $.27 per share for the 1996 period as compared to $9.1 million or $.18 per share for the same period in 1995. Net income for 1995 includes a gain of $541,000, net of taxes, or $.01 per share on the sale of the Company's interest in AdValue. The Company increased its net income per share by 55% despite a 6% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the Company's employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $52.8 million at September 30, 1996, from $33.4 million at December 31, 1995. This increase was primarily due to an increase in accounts receivable and an increase in cash equivalents and investment balances, partially offset by cash used for capital expenditures. The Company's days sales in accounts receivable for the nine months ended September 30, 1996, increased to 79 days compared to 72 days for the same period in 1995. The increase in days sales in accounts receivable is primarily due to a large volume of service contracts executed during September 1996. The Company continues to focus on its outstanding receivables by involving its project management staff in the collection process. In February 1996, the Company established a treasury function primarily responsible for worldwide collection efforts. The Company's cash equivalent and investment balances increased 59% to $23.7 million at September 30, 1996, from $14.9 million at December 31, 1995.

Net cash provided by operating activities during the first nine months of 1996 increased by $4.6 million to $11.1 million from $6.5 million for the comparable period in 1995. The increase in net income, tax benefit from exercise of stock options and deferred revenue was partially offset by the increase in accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets.

Capital expenditures of $9.2 million in the first nine months of 1996 were comprised principally of computer equipment and employee workstations to support the Company's expanding operations and the opening and expansion of offices across North America and Europe. Total capital expenditures for 1996 are expected to approximate $15.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America and Europe. Capital expenditures could vary from quarter to quarter, as the Company evaluates potential acquisitions of companies or technologies that may complement its business.

On June 26, 1996, the Company amended its uncollateralized revolving credit facility (the "Facility") with Fleet National Bank, the successor to Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Facility was amended, among other things, to increase the amount available under the Facility from $10.0 million to $20.0 million, to extend the expiration date to June 30, 1998, from June 30, 1996, and to decrease the facility cost to .15% from .25%. In addition, the Facility was also amended to permit the Company to elect an interest rate of either, Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios. At September 30, 1996, and December 31, 1995, the Company was in compliance with these financial ratio requirements. As of September 30, 1996, and December 31, 1995, no borrowings have been made under the Facility.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. In order to meet client demand for the Company's services, the Company expects to continue to increase its professional staff and to open additional sales and operating offices in 1996 and 1997 in both North America and Europe. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's information technology and management consulting, and software development and evaluation services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic conditions could also adversely affect future results and liquidity.

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

UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS (SEE NOTE
  F OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

The following discussion is based on the unaudited pro forma combined statements of operations of the Company and NatSoft for the nine months ended September 30, 1996 and 1995 (see Note F of Notes to Consolidated Financial Statements).

Pro forma combined net revenues for the nine months ended September 30, 1996, increased 45% to $149.9 million in 1996 compared to $103.4 million in 1995. The increase in pro forma net revenues is principally attributable to increased volume of services delivered to new and existing clients in both North America and Europe. European operations together with Latin American activities accounted for $40.7 million or 27% of pro forma consolidated net revenues, up from $28.3 million or 27% for the same period a year ago. NatSoft's 1996 net revenues declined 13% to $8.0 million from net revenues in 1995 of $9.2 million. The Company expects NatSoft's net revenues to remain at the current level for 1996. In 1997, the Company expects net revenues to increase due to expansion of NatSoft's business into Zurich, Switzerland from its current base in Geneva.

Pro forma combined net income was $14.2 million or $.27 per share for the 1996 period as compared to $9.2 million or $.18 per share for the same period in 1995. Pro forma combined net income for 1995 includes a gain of $541,000, net of taxes, or $.01 per share on the sale of the Company's interest in AdValue. Pro forma combined net income per share increased by 54% despite an 6% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the employee stock purchase plan.

Costs related to the acquisition of NatSoft, which consist principally of legal, accounting, and consulting fees, are expected to approximate $500,000 and will be charged to operating expenses in the fourth quarter of 1996.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------


      a.  Exhibits:

          (11.1) Statement Regarding Computation of Earnings Per Share

      b. There were no reports on Form 8-K filed for the quarter ended September 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  November 8, 1996     By: \s\ Arthur M. Toscanini
                                       --------------------------
                                         Arthur M. Toscanini
                                          Executive Vice President and
                                           Chief Financial Officer