Form 10-K
period 1996-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1997-03-31
CIK 895462

================================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to___________.
                         Commission File Number 0-21040

                         CAMBRIDGE TECHNOLOGY PARTNERS
                             (MASSACHUSETTS), INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 06-132-0610
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)

          304 Vassar Street
       Cambridge, Massachusetts                            02139
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (617) 374-9800
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant was $750,913,850 based on the last reported sale price of $24.00 on The Nasdaq Stock Market on February 28, 1997 as reported by Nasdaq.

     As of February 28, 1997, there were 48,724,477 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into
Part III of this report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

Introduction

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge Technology Partners" or the "Company") is an international professional services firm that works with clients to design, develop, and deploy client/server and Internet applications. The Company's information technology development offerings also include third-party software implementation and management consulting services. The Company provides the majority of its services on a fixed-price, fixed-timetable model with client involvement at all stages of the process. In performing its services, the Company employs a rapid development methodology using an iterative approach and features facilitated workshops that bring together key client users, executives and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a software application. The Company believes that this approach permits the delivery of results in unprecedented time frames - typically within three to twelve months.

In the fourth quarter of 1996, the Company strengthened its software package implementation service offering through the acquisition of Ramos & Associates, Inc. ("Ramos"). Based in San Ramon, California, Ramos provides strategic information solutions and consulting services in the Enterprise Resource Planning ("ERP") services market. The ERP market includes enterprise-wide applications for human resources, finance, and manufacturing and distribution. Ramos' ERP implementation experience, particularly with PeopleSoft's human resource management systems, provides the Company's clients with a more comprehensive information technology solution by expanding its package deployment capability. Currently, Ramos is known as the Company's Enterprise Resource Solutions business unit.

The Company's information technology and management consulting services are offered at the enterprise-wide, specific business process and application software levels of an organization. Upon the completion of initial management consulting engagements or Scopes, the Company typically designs, and develops one or more strategic software applications, which often include custom and third-party package software, and then rolls-out such applications to the organization's end-users. These software applications are selected and designed to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. The Company may also assist its clients in providing end-user training for managing the organizational changes that accompany the roll-out of new applications and the assimilation of such applications into production environments. Cambridge Technology Partners also provides enterprise-wide consulting services, including network consulting and IT strategy services, to help clients establish their internal IT strategies and implement the recommended technology solutions. While the early stages of a client engagement may result in a relatively small amount of revenues, a client engagement which involves the design and development of a strategic software application typically results in fees ranging from $1,000,000 to $6,000,000.

The Company's headquarters are located in Cambridge, Massachusetts. The Company has established regional sales offices in Detroit, Minneapolis, Phoenix, Philadelphia, and Redbank, N.J., as well as sales and operations facilities in the Atlanta, Chicago, Columbus, Ohio, Dallas, Lansing, Los Angeles, Miami, New York, Princeton, San Francisco, San Juan, P.R., San Mateo and San Ramon, CA, and Seattle metropolitan areas. As part of the Company's strategy to capitalize on opportunities for growth in international markets, the Company has established sales and operations facilities in Brazil, England, Germany, Ireland, Mexico, Norway, the Netherlands, and Sweden. Through the acquisition of NatSoft S.A., ("NatSoft"), which occurred in the fourth quarter of 1996, the Company expanded its presence into Switzerland. International revenues were 25% of total consolidated net revenues for 1996. The Company had approximately 560 employees in offices located outside the United States as of January 31, 1996.

Strategy

The Company's objective is to be a leading provider of enterprise-wide information technology solutions ("IT solutions") for organizations with large-scale information processing and distribution needs. By adhering to its core values of speed, fixed time/fixed price, knowledge transfer and integrated, behavior-driven methodologies, the Company believes it is able to quickly adapt to changing technologies and new solutions to better serve its clients. The Company's strategy for achieving this objective includes the following elements:

- Structure Client Projects at Fixed Prices and Fixed Timetables. The Company helps clients to identify strategic uses of technology; align technology initiatives with business objectives; and develop and deploy high-impact, technology enabled business solutions, in rapid time frames. The Company delivers the majority of its services on a fixed time/fixed price basis with the remaining services delivered on a time and material basis. In addition, the Company transfers its methodologies and technical expertise to its clients. At the commencement of a project engagement, the Company and its clients agree on the nature of project deliverables and a fixed price and fixed timetable for the project. The Company's goal is to keep individual application software deployment projects under nine months in duration in order to increase the client's ability to utilize the IT solution to maximize competitive advantage. The Company continually updates its library of object-oriented software components that are reused in the software development process in order to further improve the efficiency and quality of the development process.

- Develop Strong Partnering Relationships with Clients. The Company's interactive approach to problem solving and software application deployment involves consensus building among a client's executives, computer system end-users and MIS professionals, and helps strengthen client relationships. This approach also enables the Company to effectively evaluate, design, develop and implement IT solutions that allow the client to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. Whether developing custom applications or implementing third-party software solutions for client/server or Internet environments, the Company seeks to establish itself as the client's preferred source for strategic IT solutions. The Company also extends its partnering relationships with clients beyond specific engagements by offering education and training services to shorten the learning curve associated with implementing and maintaining new applications. In addition, the Company shares its information technology experience through its interactive management lab, CIO Lycea and the Cambridge Information Network ("CIN"), a Web-based interactive forum. These forums provide clients with opportunities to exchange ideas with their peers, as well as learn about new information technologies and client/server and Internet trends.

- Promote Flexible Computing Environments. The Company's application software deployment process enables clients to operate in an open computing environment incrementally by implementing strategic software applications that can operate across existing hardware platforms and leverage existing information processing infrastructure. The Company's approach to implementing IT solutions in most cases involves the introduction or further implementation of client/server and Internet architectures. In the early 1990s, the Company worked with clients to assist in their migration to client/server systems from mainframe-based computing. As client/server has become a preferred computing environment, the Company is working with clients to deploy client/server applications, as well as Internet-based applications. In 1996, many of the applications deployed by the Company contained an Internet component. The Company believes that this trend will continue as Internet applications become more widely utilized.

- Provide Additional Service Offerings. In 1996, Cambridge Technology Partners introduced its Rapid Process Implementation service offering ("RPI"). RPI is a methodology that combines management consulting services with software development and third-party software implementation services to aid clients in moving from the identification of a business process that needs changing, to a full technological implementation of that process in less than twelve months. The Company believes that the combination of these services gives Cambridge Technology Partners a competitive advantage by providing an additional source of software deployment projects. In addition, the Company expanded its package implementation expertise through the acquisition of Ramos. The Company believes that its agile corporate structure and culture enable it to continue to provide additional services in order to satisfy the IT needs of its clients.

- Capitalize on Domain Expertise. As a result of the Company's information technology consulting and development activities, the Company has developed strategic expertise in certain client applications. The areas of expertise, or domains, include Customer Management Systems (customer service, electronic commerce, and sales force automation applications), Knowledge Management Solutions (data warehouses, intranets, groupware, document management and imaging systems), Enterprise Resource Solutions (applications for enterprise-wide human resources, finance, and manufacturing and distribution), and Money Management and Trading Solutions (portfolio management, trading, market makers,
and defined contribution processing).   Although the Company believes that
domain expertise in an industry is not required to develop and deploy the effective IT applications in that industry, it intends to capitalize on its experience in these domains and deliver this expertise to clients in diverse industries.

- Market Expansion. The Company believes that a strong domestic and international presence enhances competitiveness. The Company has established regional sales offices in Detroit, Minneapolis, Phoenix, Philadelphia, and Redbank, N.J., as well as sales and operations facilities in the Atlanta, Cambridge, Chicago, Columbus, Ohio, Dallas, Lansing, Los Angeles, Miami, New York, Princeton, San Francisco, San Juan, P.R., San Mateo and San Ramon, CA, and

Seattle metropolitan areas. The Company plans to continue to expand domestically through the establishment of additional regional sales offices and operations facilities in major North American cities.

To capitalize on market opportunities in Europe and Latin America, the Company has established sales and operations facilities in Brazil, England, Germany, Ireland, Mexico, Norway, the Netherlands, Sweden and Switzerland. The Company had approximately 560 employees as of January 31, 1996 in offices located outside the United States. The Company also plans to continue to increase its international presence in Europe and Latin America and create a presence in the Pacific Rim through the establishment of sales offices and operation facilities, and joint ventures.

Services

Cambridge Technology Partners provides information technology, management consulting, software development and software package implementation services designed to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes and support financial goals. To achieve these objectives, the Company utilizes its rapid deployment methodology using an iterative approach and features facilitated workshops that bring together key client users, executives and IT professionals to reach agreement on an application's business case, strategic objectives, and functionality. The Company believes that this approach enables them to deliver results in time frames significantly shorter than those of its competitors, typically within three to twelve months.

Cambridge Technology Partners delivers IT solutions which are specific to each client's business goals. The Company's process for projects involving consulting and software deployment is divided into multiple stages with Rapid Business Renewal ("RBR"), the starting point for consulting services, and Rapid Application Deployment ("RAD"). RBR and RAD services are broken into four- and five- stage delivery processes, respectively. For both services, the Company and its clients agree on a fixed price prior to the commencement of each stage of the project. Such a client engagement, which involves the completion of all stages in the process described below, and which results in the implementation of a custom strategic software application, typically results in fees to the Company ranging from approximately $1,000,000 to $6,000,000. Software design and development services generate the largest portion of these fees and typically range from $750,000 to $5,500,000 depending on the type of application and the anticipated complexity of the development process. The stages for package implementation are similar to those for custom software development, however the range of fees is lower. The commencement of a particular stage of a project does not necessarily result in the commencement of any other stage.
Furthermore, not all clients commence a project at the RBR stage. Currently, the software package implementation services being performed by Ramos and the software solutions implemented by NatSoft are performed on a time and material basis. The Company's goal, however, is to transition these services to a fixed price/fixed time model in 1997.

Although not every client progresses through an identical process, the services and stages of those services are generally illustrated by the following diagram:

[Diagram of the Company's Rapid Process Implementation, summarizing the services and stages of the services of Rapid Business Renewal and Rapid Application Deployment.]

RAPID BUSINESS RENEWAL/R/ ("RBR") is a proprietary management consulting methodology developed by Cambridge's Management Consulting division, formerly known as Axiom Management Consulting, Inc. RBR assists in the identification, design and implementation of opportunities for improvement to one or more aspects of the clients' business operations, such as business processes, organizational structures, people and culture, and technology within the context of the client's strategic goals. RBR focuses on identifying and instituting targeted, innovative improvements, especially in customer-facing processes.

Phases of RBR:

     Discovery is the first phase of RBR which lasts three to five weeks. During Discovery, the Company gathers information and analyzes the client's current processes, technology, people and organizational structure in order to identify the root causes leading to operational challenges. The Company then works with key client representatives to identify and prioritize opportunities for strategic, competitive advantage. Once the opportunities are prioritized, the Company develops a business case and a workplan to illustrate and quantify the changes required to achieve targeted results.

     Innovation is the second phase which lasts eight to twelve weeks. During Innovation, the Company and client employees work together in intensive off-site workshops to develop innovative solutions for business opportunities identified in Discovery. In most cases, this will involve the adoption of a new business process, modified employee roles and responsibilities, and modified or new enabling technology. Once the solution is designed, the Company will analyze and simulate the viability of the solution during a workshop. Once the Company and client employees are certain that the new solution is viable (from financial and cultural perspectives), the Company develops a business case and a detailed workplan including costs to further develop and implement the solution at a pilot location during the next phase.

     Implementation is the third phase in which the Company develops a prototype of the business solution and tests it at a pilot location. The Company and the client team develops detailed processes, role descriptions, methods and procedures, training materials and communications materials. The Company and client team also work to develop any technological solutions necessary to support the innovated process. At the end of Implementation, the new process, roles and responsibilities, methods and procedures and technological solution "go live" at a pilot location so that they can be tested and "tweaked" if necessary before being rolled out across all of the affected locations.

     Roll-Out is the final stage where the new business system is implemented across the client organization.

RAPID APPLICATION DEPLOYMENT ("RAD") is a fast, flexible approach to software application deployment, incorporating custom software development, third-party, package software implementation, or a combination of both. The Company's methodology uses an iterative approach and features facilitated workshops that bring together key client users, executives and IT professionals to reach agreement on an application's business case, strategic objectives, and functionality. Generally, RAD services are delivered over a three- to twelve-month time frame.

Phases of Custom RAD:

     Scope is the first phase of RAD which lasts one to four weeks. During a Scope, the Company works with a client's users, IT professionals and executives to clarify business goals, establish critical success factors, build cross-functional consensus on the application, develop the business case, define the technical architecture and review fit between application and business processes. The Company also matrixes the application's functionality and prioritizes each function by its business benefit and technical complexity. The functionality matrix provides the Company with a plan for deployment and aids in determining whether a custom or a package solution will be necessary. The Company believes that "scoping" of the technical, business and organizational issues early in the development cycle allows for time to address potential risks and limitations, thereby facilitating a more rapid and cost efficient process.

     Rapid Solutions Workshop ("RSW") is used if a custom solution is required. The three-week process involves a team of the Company's project managers, analysts, and software developers, as well as a team of the client's executives, information system end-users and MIS professionals. The first two weeks of the process involves a cooperative effort with the client to identify the scope of the prototype, to design the features of it, and to build a business case supporting the application. During the final week of the process, the teams participate in an intensive workshop process held at one of the Company's facilities locations. Together, the client and Company teams develop a functional prototype of the chosen strategic application, define required functionality based on the jointly created business case and resolve key business and technical implementation issues. The RSW concludes with a presentation of the application prototype by the client team to the client's executives. The inclusive nature of the RSW, coupled with the technical proof of the application concept offered by a prototype demonstration, builds consensus for the chosen application and adds momentum to the process. The Company believes that this momentum is critical in moving a client to the design stage of application development.

     Design is the next phase in the process which lasts approximately six to twelve weeks. During this phase the Company defines architectures, recommends technical solutions, and develops external system specifications. In addition, the Company consults with its Network Consulting Services Group to evaluate network design, deployment, and support. The Company employs an N-Tier design philosophy which includes the separation of the presentation of information and storage of that information from the functionality of the application. This design philosophy allows the development of the application to be implemented in the most effective manner for the application, e.g. simple 2 tier client/server, 3 tier, or fully distributed. The Company may employ prototyping techniques during Design to demonstrate directions or options for the future application. At the conclusion of Design, the client receives a technical blueprint of the software application to be developed along with a fixed-price and a fixed-timetable plan for developing and implementing the application.

     Development is the phase in which the Company implements the custom application. This includes writing the software, integrating the application with existing and/or third-party applications, and testing of the application. The Company will implement the system in a manner that is best suited to the needs of the application, the tools employed, and the environment in which the application will run. The implementation philosophy is built on the open systems and standards cornerstones. This, in concert with the design philosophy, allows the partitioning of functionality between the client hardware and server hardware to any degree from a fat client implementation, to a thin client, to a browser implementation, to even monolithic, if appropriate. The Company typically implements on platforms that support this approach, such as Unix and the Windows/Intel platforms. Toolsets available on these platforms allow for integration with most of the legacy platforms in client environments.

The Company takes specific steps in order to gain efficiencies for their clients in custom implementations. Teams are structured to take advantage of the parallelism inherent in the design philosophy. Subteams are organized around tasks defined by the tiers, e.g. User Interface teams around presentation, Functionality teams, and Data teams, with architecture and integration coordinated by the team management. Reuse of software components, techniques, and processes is a core element of development methodology and the Company's process. The Company maintains an internal staff that coordinates the maintenance, harvesting, and communications around reuse efficiencies.

Package Rapid Application Deployment

     With client/server as a preferred computing environment, many clients are choosing package software solutions over custom solutions. The Company has aligned itself with a number of software package partners including Arbor Software Corp., Aurum Software Inc., Lotus Development Corp., Netscape, Inc., Oracle Corp., Peoplesoft, Inc., Scopus Technology, Inc., Siebel Systems, and Vantive Corporation, in order to provide these software package solutions to clients. If a third-party package software solution is appropriate, the Company conducts a Package Evaluation Workshop.

     During the Package Evaluation Workshop, the Company along with the client team work to quickly define business processes and outline the functionality, performance, support, and standards required from a package. The Company then creates business scenarios that represent the strategic business processes that the software application must address. The Company and client evaluate and select a software package application based on the software vendor's ability to support the client organization's business goals. The Package Evaluation Workshops delivers a functionality matrix, a business case outlining return on investment, business scenarios, a technical readiness review, and a project plan for implementation.

     The next phase of the Package RAD process is the Package Optimization Workshop which typically lasts from two to four weeks. During this phase, the Company reviews business needs and existing infrastructure, including hardware, applications, and interfaces. The Company uses business process scenarios created during the Package Evaluation/Selection process to establish the application and related business processes, and then performs a detailed mapping and gap analysis. At the conclusion of this phase, the Company delivers a fully functional pilot, which is presented to key client executives for the purpose of gaining consensus and sponsorship for the project.

     The final phase prior to roll-out of the Package RAD process is a six-to eight-month phase called Package Enhancement/Implementation. During this phase the Company enhances and deploys the package application in parallel, by distinct teams. The Company then delivers the application's business rules; technical and architectural integration; conversion of legacy data; interfaces with existing systems; user and administration documentation; and testing of network and system performance.

Roll-out

Upon completion of the software Development process or the Package Enhancement/Implementation phase, the Company assists its clients in the roll-out of the application into the workplace and its assimilation into the production environment. The Company also assists its clients in managing the organizational changes that accompany such roll-out of the application. For example, end-user training and distribution of the application for general use are coordinated so that end-users of the application are able to immediately use skills acquired in recent training sessions. This facilitates acceptance of the application and any new related business processes and enhances utilization of the application.

Rapid Process Implementation is the integration of RBR with RAD to innovate and implement strategic, technology-enabled business solutions in time frames ranging from six to twelve months. The purpose of RPI is to provide consulting and implementation services in parallel. The Company forms an integrated team that makes strategic business decisions and technology decisions in unison. This integration enables the Company to develop the four components of the business solution - process, organization, people, and technology and help ensure that the solutions provide long-term strategic value for the client.

     An RPI engagement begins with the Discovery phase of RBR. During this phase the Company's team conducts a consensus-building workshop with a client team to reach agreement on the goals and strategies for change initiatives. A specific business process is identified for change and a preliminary business case is developed to quantify the changes required to achieve targeted results.

     The next phase of RPI combines RBR's Innovation phase with the Scoping phase of RAD. To speed the process, the Company conducts intense, off-site workshop sessions that enable the Company and client team to create a practical solution that addresses all business components. In addition, the Company defines high-level functionality for the technology solution and prioritizes each function by its business benefit and technical complexity. The Company then factors in the client's real-world considerations, including physical, budget, and staffing constraints, to create a realistic view of future operations. This stage of RPI concludes with the presentation of a solid business case for moving forward, including a detailed plan and costs for implementing the solution.

     As an RPI engagement progresses, the Company executes RBR's Implementation phase in parallel with the Rapid Solutions Workshop, Design, and Development phases of RAD. The Company develops a prototype of the renewed business system, creating the conditions that will exist for the roll-out. Over a period of three to nine months, the Company repeatedly tests the prototype and revises the business models until implementation is completed according to the agreed upon plan. During the final phase of RPI, the Company configures physical locations, deploys skills through training or recruiting, and rolls out and fine tunes technology solutions. By the end of an RPI engagement, a new business system is delivered with the supporting people, technology and organizational structures in place.

ENTERPRISE CONSULTING SERVICES:

Network Consulting Services combine network assessment, design, and deployment services with a comprehensive set of integration skills to support client's open systems. Network services are offered as an integral part of RAD and as an independent service offering. The Company's services range from assessment projects, such as performance analysis, to network design, deployment, and support. Analysis services are designed to help clients gain a detailed understanding of their current network environment and include reviewing the architecture and security of the existing client network, and analyzing the costs and risks associated with that network. Design services assist clients in defining a network infrastructure capable of supporting strategic business goals and developing plans to build and manage this network. Deployment services help ensure that network hardware and software are installed correctly and within the fixed time frame. Throughout a networking engagement, the Company transfers technical expertise and methodologies to the client to enable them to maintain the deployed network. The Company believes that network performance and reliability are critical in a distributed computing environment and its network services provide clients with expertise that helps ensure applications perform as planned.

IT Strategy Services begin with several workshops involving client's business executives, end users, and information technology staff. During the workshops, the Company works with clients to identify business drivers and critical success factors and define the strategic results expected from IT. The information obtained in the workshops forms the foundation for a business-focused IT capability in an open systems, distributed environment. During the subsequent assessment phase, the Company evaluates how well the client's current applications and data support business goals. The Company then develops a plan for improving the strategic value of the application portfolio by prioritizing new applications to be developed, ranking application enhancements, and identify applications to retire. The next stage in the process is the evaluation of the technology architecture to determine which technologies should be replaced and the recommendation of future investments in networks, databases, tools, servers, and software. Because changes in technology have an impact on an organization's people and processes, the Company develops an IT organization strategy to establish the technical skills and management practices needed to manage an open environment effectively.

Educational Services help to shorten learning curves for implementing and maintaining new applications, decrease risks of migrating to a new technology environment, and reduce dependency on outside vendors. In order to provide training solutions that are customized for the client, the Company focuses on four key areas of training and development: technical training, package applications training (for both end users and IT professionals), methodology training, and professional skills training. To assure that newly-implemented technologies are used completely and correctly, Cambridge Technology Partners offers Rapid Roll-out assimilation and Support ("RRAS") Services. RRAS facilitates all aspects of training, development, and support. During a Training and Development Workshop, the Company evaluates training needs and delivers a detailed project plan and price estimate for the training. Next, the Company develops courses, curriculum, and materials; manages training logistics; and conducts instructor-lead training. In addition, the Company offers other creative delivery methods including computer-based training, Internet-based training, and distance learning. To ensure that training delivers anticipated results, the Company reviews the program's quality, conduct focus groups, and test students to gauge the effectiveness of knowledge transfer.

Markets and Client Projects

The Company markets its services to a wide variety of industries, and its clients include a diverse group of business and governmental organizations with large-scale information access and processing needs. To date, the Company's marketing efforts have been directed toward clients on the basis of information processing needs rather than industry group and the Company believes that no single industry has been material to the Company's success. The projects described below are representative of the types of projects undertaken by the Company's clients. Because of the costs involved in implementing a strategic software application, clients may undertake projects on an irregular basis and level of services performed for clients varies from year to year.

Since its inception, the Company has utilized client/server technology, and increasingly in 1996 the Internet, to deliver innovative IT solutions for clients. The Company believes that these solutions have helped provide clients with competitive advantages by focusing on high value-added areas such as distribution, sales and marketing, and customer management.

One such solution was a Disease Management System ("DMS") for Memorial Sloan-Kettering Cancer Center ("MSKCC"). The Company worked with MSKCC to integrate patient information from previously unconnected databases including those in administration, laboratory, radiology, pharmacy, and surgery to provide a comprehensive view of each patient. The DMS is accessible from all clinical areas and physician desktops which enables MSKCC's staff to make patient care decisions based on complete, up-to date information. Since the DMS has been in place, MSKCC reports maximized efficiencies, increased patient and physician satisfaction, and improved quality of patient care.

Another system deployed by the Company is an information service for Nasdaq.
The Company worked with Nasdaq to deploy Nasdaq Online, an Internet-based market information service developed exclusively for Nasdaq listed companies. Nasdaq Online gives corporate executives access to current market and financial data, news and analytical tools. The new system provides Nasdaq's clients with better information to manage shareholder relationships, respond to questions from the investment community, and target financial institutions.

Internationally, the Company worked with Interpay Netherlands, an organization owned by several leading Dutch banks, to develop a back-office system that handles the administrative functions of a debit card. Chipknips or "smart cards" debit money from a "charged" computer chip on the card. Consumers in the Netherlands can now uses Chipknips to debit money from their bank account to pay for a wide variety of low-cost goods and services, including newspapers, parking meters and telephone calls. Cambridge Technology Partners implemented the system in a four-month time frame, enabling Interpay to provide this service to its clients before its competition.

Concentration of Revenues

No customer accounted for more than 5% of net revenues in either 1996, 1995 or 1994. The acquisitions of Natsoft and Ramos were accounted for using the pooling-of-interests method of accounting and, accordingly, the net revenues of Natsoft and Ramos are included for three years. The Company has in the past derived, and may in the future derive, a significant portion of its net revenues from a relatively small number of major projects. In many cases the Company's information technology consulting and software development and implementation services are delivered in connection with a major information technology project initiated by a customer's MIS department. Since the implementation of a strategic software application may result in fees to the Company ranging from $1 million to $6 million, most customers undertake these projects on an irregular basis. Accordingly, the Company expects that the existence and identity of its largest customers may change from year to year.

Sales and Marketing

The Company markets its services in North America through a direct sales force of 40 employees operating out of its domestic offices located in the Atlanta, Chicago, Cambridge, Columbus, Ohio, Dallas, Detroit, Lansing, Los Angeles, Miami, Minneapolis, New York, Philadelphia, Phoenix, Princeton, San Francisco, San Juan, P.R., San Mateo and San Ramon, CA, and Seattle metropolitan areas. In addition, the Company markets its services internationally through a direct sales force of 7 employees operating out of its offices Brazil, England, Germany, Ireland, Mexico, Norway, the Netherlands, Sweden and Switzerland. Because the Company's services typically require a substantial financial obligation and a strategic business decision, approximately two to six months is required for prospective clients to authorize the commencement of an engagement.

The Company also conducts cooperative marketing programs with certain computer hardware and software vendors, such as Arbor Software Corp., Aurum Software Inc., Clarify Inc., Hewlett-Packard Company, Informix Software Inc., Netscape, Inc., Oracle Corporation, Scopus Technology, Inc., Seibel Systems, Inc., SUN Microsystems Computer Corporation, Sybase Inc., and The Vantive Corporation. By working directly with these vendors on specific marketing programs, the Company has developed relationships which can result in sales leads for its services. The Company hosts, either independently or in conjunction with hardware and software vendors, a variety of marketing programs for IT and line of business professionals that explain the Company's methodology for achieving competitive advantages through open systems and distributed computing. These vendors are not contractually obligated to continue to participate in any of these programs and are not prohibited from entering into similar arrangements with the Company's competitors. The Company receives commissions on the sale of hardware manufactured by certain of these vendors. The amount of these commissions is not material to the Company's results of operations.

Existing clients are also an important component of the Company's marketing strategy. The Company's process of building open systems applications on an incremental basis results in flexible systems which can support additional applications as a client's needs develop or change. For example, the result of a Scope and a Rapid Solutions Workshop may be a proposal involving several applications to be implemented over time. Follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company also extends its relationships with its clients by offering educational programs through its interactive management lab, CIO and CIN Forums and other information-sharing programs.

Another component of the Company's marketing strategy is to expand on the experience developed in certain horizontal domain areas in order to gain additional experience and increase the likelihood of further client assignments. The Company has developed expertise with respect to business applications that are useful across a wide range of industry groups, and believes that this expertise will enable it to expand into new industries. For example, the Company intends to capitalize on its expertise with respect to customer management and sales force automation systems, enterprise resource solutions, knowledge management, electronic commerce, and money management and trading solutions. These domains are complimented with the Company's educational and network services offerings.

Backlog

For the software development services, the Company and its clients generally agree on a contractually-fixed price for each stage of the software development process. The Company only includes in backlog that stage of the software deployment process for which it has obtained a signed contract. Accordingly, backlog does not reflect revenues expected to be derived from future stages of a software development engagement. The Company's fixed-price contract backlog totaled $14.9 million at January 31, 1997, compared to $25.2 million at January 31, 1996. The decrease in backlog is due to numerous engagements ending on
January 31, 1997.   Contracts not included in backlog but signed in February
1997, total $9 million. Because the Company employs a rapid deployment methodology providing for completion periods of approximately nine moths, contracts included in client backlog are generally performed within 12 months. In accordance with industry practice, many of the Company's contracts are terminable by the Company or the client upon short notice. The Company believes that there can be no assurance that contracts reflected in backlog will not be canceled or delayed and, therefore backlog is not a measure of future revenues.

The Company's newly acquired companies (Natsoft and Ramos) maintain a majority of their engagements on time and materials-based contracts, such that revenue is recognized when services are performed. These engagements generally can be terminated by the Company or the client at any time. Therefore, estimated backlog amounts are not included in the Company's backlog amount.

Competition

The information technology consulting and software development market comprises a large number of participants, is subject to rapid changes, and is highly competitive. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment companies such as Hewlett-Packard Company, IBM, and Digital Equipment Corporation, facilities management and MIS outsourcing companies, "Big Six" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, American Management Systems, Cap Gemini America, the consulting division of Computer Sciences Corporation, Electronic Data Systems Corporation, Sapient Corporation, and Renaissance Solutions Inc. The Company also faces competition from information services organizations within potential clients.

Many participants in the information technology consulting and software development market have significantly greater financial, technical and marketing resources and, given the Company's short history, greater name recognition than Cambridge Technology Partners, and generate greater systems consulting and integration revenues. In addition, the custom software development and systems integration market is highly fragmented and served by numerous firms, many of which serve only their respective local markets. However, the Company believes that its rapid development methodology, coupled with its high quality standards, open systems philosophy, client/server architecture approach, and fixed-price contracting practices, distinguish it from its competitors. The Company believes that the principal competitive factors in the information technology consulting and software development industry include responsiveness to client needs, speed of application software development, quality of service, price, project management capability and technical expertise. The Company believes it competes favorably with respect to these factors.

The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable services, and the extent of its competitors' responsiveness to customer needs.

Human Resources

As of January 31, 1996, the Company had a total staff of 1,926 employees, comprised of 12 senior executives, 37 vice presidents, 117 client partners, 191 project managers, 1,311 application developers and systems consultants, 108 sales and marketing personnel, and an administrative staff of 150 employees.

A project manager oversees all phases of a client assignment. Project managers are typically responsible for a single client assignment. At any one time, clients may be involved with Cambridge Technology Partners on the implementation of more than one strategic application. Client partners are responsible for coordinating all of the Company's services to a client, ensuring the system meets the client's business needs and maintaining client relationships.

The Company's success will depend in large part upon its ability to attract, retain and motivate highly-skilled employees, particularly project managers and client partners and other senior technical personnel. Qualified project managers are in particularly great demand and are likely to remain a limited resource for the foreseeable future. However, the Company believes that it has been successful in its efforts to attract, develop and retain the number of high-quality professionals needed to support present operations and future growth, in part because of its emphasis on training, its policy of promoting from within, and its methodology, which allows associates to progress with one client through multiple phases of a project, thereby maximizing the learning process and maintaining the professional challenge. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so.

None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

Intellectual Property Rights

The Company's success is dependent upon its software deployment and consulting methodology and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. The Company holds no patents or registered copyrights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. In addition, the Company also develops object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools," most of which remain the property of the Company.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

ITEM 2.  PROPERTIES.

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 62,000 square feet of leased space in Cambridge, Massachusetts. The approximate minimum payment due from the Company to the landlord under this lease for 1997 is $784,000. This payment includes base rent charges, a management fee equal to one percent of base rent and a monthly parking charge. From September 1995, annual increases in base rent under the lease are based on increases in the Consumer Price Index-Urban Wage Earners and Clerical Workers, U.S. City Average, All Items ("CPI"). The Company is also responsible for all operating expenses, real estate taxes and utility charges, and most insurance and maintenance obligations for the leased premises. This lease expires in 2007, but permits two five-year term extensions. See Note I of Notes to the Company's Consolidated Financial Statements.

In addition, the Company leases domestic offices in Atlanta, Chicago, Columbus, Ohio, Dallas, Detroit, Lansing, Los Angeles, Miami, Minneapolis, New York, Phoenix, Philadelphia, Redbank, N.J, San Francisco, San Juan, P.R., San Mateo and San Ramon, CA, and metropolitan areas as well as international offices in Brazil, England, Germany, Ireland, Mexico, Norway, the Netherlands, Sweden, and Switzerland.

The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

In July 1996, a suit was filed against the Company in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RMHC is seeking, among other things, a refund of $1.7 million of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit includes breach of contract and tort claims. The Company is vigorously defending itself against the suit and anticipates bringing counterclaims against RMHC.

In July 1996, Axiom was served a demand for arbitration by a former shareholder of Axiom. The American Arbitration Association arbitration is currently pending in northern California. The claims arise from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand seeks damages in excess of $3.3 million plus punitive damages, costs and attorney's fees. The Company is vigorously defending itself in this arbitration.

From time to time, the Company is engaged in litigation or involved with claims arising in the normal course of business. The Company does not currently expect to suffer any material liability as a result of such claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

                          Price Range of Common Stock

The Company's Common Stock is currently included in the Nasdaq National Market system under the symbol CATP. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.

                                           High    Low
                                          ------  ------
Fiscal Year
1995:
First Quarter                             $12.08  $ 7.08
Second Quarter                             12.00    9.08
Third Quarter                              17.58   10.33
Fourth Quarter                             20.33   13.83
1996:
First Quarter                              19.25   14.63
Second Quarter                             30.75   17.75
Third Quarter                              37.25   22.25
Fourth Quarter                             35.75   25.50
1997:
First Quarter (through February 28,        36.00   22.50
 1997)

                                Dividend Policy

The Company has never paid any cash dividends on its Common Stock. The Company's current borrowing arrangements prohibit the payment of dividends without the lender's prior consent. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In June, 1996 the Company completed a 3-for-1 stock split.

                                  Stockholders

As of February 28, 1997, there were approximately 1,621 stockholders of record.


                    Recent Sales of Unregistered Securities


On October 15, 1996, the Company issued 271,714 shares of its Common Stock in reliance on Regulation D under the Securities Act of 1933 ("Regulation D") in connection with the acquisition of all of the outstanding capital stock of NatSoft S.A. On November 18, 1996, the Company issued 1,175,119 shares of Common Stock in reliance on Regulation D in connection with the acquisition of all of the outstanding capital stock of Ramos & Associates, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992, have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and related notes thereto, and other financial information appearing elsewhere in this Form 10-K.


                                                                              Years Ended December 31,
                                                              ========================================================
(in thousands, except per share data)                           1996         1995        1994        1993        1992
                                                              --------     --------    -------     -------     -------
Consolidated Statement of Operations Data:
Net revenues                                                  $236,554     $156,266    $94,287     $56,205     $35,716
Costs and expenses:
  Project personnel                                            109,207       73,386     44,331      27,061      15,972
  General and administration                                    27,859       20,078     11,949       7,313       5,065
  Sales and marketing                                           18,150       15,610     10,908       7,017       5,461
  Other costs                                                   45,530       25,338     14,829       8,530       5,536
  Business combination costs                                     1,195        1,333          -           -           -
                                                              --------     --------    -------     -------     -------
     Total operating expenses                                  201,941      135,745     82,017      49,921      32,034
                                                              --------     --------    -------     -------     -------
Income from operations                                          34,613       20,521     12,270       6,284       3,682
Other income (expense):
  Interest income                                                  874          712        368         102          27
  Interest expense                                                 (46)        (365)      (154)       (123)       (346)
  Gain on sale of AdValue                                            -          909          -           -           -
  Foreign exchange (loss) gain                                    (226)         106         42           7           -
  Equity in net loss of affiliate                                    -            -          -           -        (123)
                                                              --------     --------    -------     -------     -------
Income before income taxes                                      35,215       21,883     12,526       6,270       3,240
Provision for income taxes                                      14,115        8,535      4,604       2,261         975
                                                              --------     --------    -------     -------     -------
Income before cumulative effect of change in
  accounting principle                                          21,100       13,348      7,922       4,009       2,265
Cumulative effect of change in accounting
  for income taxes                                                 -            -          -         1,204          -
                                                              --------     --------    -------     -------     -------
Net income                                                     $21,100      $13,348     $7,922      $5,213      $2,265
                                                              ========     ========    =======     =======     =======

Net income per share:
  Income before cumulative effect of change
     in accounting principle                                     $ .39        $ .25      $ .16       $ .09       $ .06
  Cumulative effect of change in accounting
     for income taxes                                                -            -          -         .03           -
                                                              --------     --------    -------     -------     -------
  Net income                                                     $ .39        $ .25      $ .16       $ .12       $ .06
                                                              ========     ========    =======     =======     =======

Pro forma data (unaudited):
  Historical income before income taxes                        $35,215      $21,883    $12,526      $6,270      $3,240
  Provision for income taxes:
     Historical income taxes                                    14,115        8,535      4,604       2,261         975
     Pro forma increase to historical income taxes                   -          215        517         225         393
                                                              --------     --------    -------     -------     -------
  Income before cumulative effect of change
     in accounting principle                                    21,100       13,133      7,405       3,784       1,872
  Cumulative effect of change in accounting
     for income taxes                                                -            -          -       1,204           -
                                                              --------     --------    -------     -------     -------
  Pro forma net income                                         $21,100      $13,133     $7,405      $4,988      $1,872
                                                              ========     ========    =======     =======     =======

  Pro forma net income per share:
     Income before cumulative effect of change
           in accounting principle                               $ .39        $ .25      $ .15       $ .08       $ .05
     Cumulative effect of change in accounting
           for income taxes                                          -            -          -         .03           -
                                                              --------     --------    -------     -------     -------
     Pro forma net income                                        $ .39        $ .25      $ .15       $ .11       $ .05
                                                              ========     ========    =======     =======     =======

Weighted average number of common and
  common equivalent shares outstanding                          54,637       51,862     48,127      44,179      39,427
                                                              ========     ========    =======     =======     =======

                                                             December 31,
                                         ----------------------------------------------------
                                           1996       1995       1994       1993       1992
                                         --------   --------   --------   --------   --------
 Consolidated Balance Sheet Data:
Cash and cash equivalents               $ 19,817   $  7,490   $  4,021   $  3,772   $  2,704
Investments held to maturity              12,727      8,544     10,311        500         --
Working Capital                           68,482     34,835     21,796      9,282      3,059
Total assets                             130,400     77,546     52,051     22,416     14,389
Stockholders' equity                      92,850     51,594     32,453     12,843      4,337

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. is an international professional services firm that works with clients to design, develop, and deploy client/server and Internet applications. The Company's information technology development offerings also include third-party software implementation and management consulting services. The Company provides a majority of its services on a fixed-price, fixed-timetable model with client involvement at all stages of the process. The Company continued to post strong operating results for the year ended December 31, 1996. Net revenues for 1996 increased 51% to $236.6 million compared to $156.3 million for the same period in 1995, reflecting increased demand for the Company's services, in both North America and Europe. Net income for the year ended December 31, 1996, increased 58% to $21.1 million, or $.39 per share compared to $13.3 million, or $.25 per share for the same period in 1995. Excluding the effect of business combination costs, net income for the year ended December 31, 1996, amounted to $21.8 million, or $.40 per share, up 54% compared to $14.2 million, or $.27 per share for 1995.

In the second half of 1996, the Company formed subsidiaries in Brazil and Mexico to capitalize on the growing demand for its services in Latin America. In order to meet increased demand for its services, the Company increased its staff by 43% to 1,824 at December 31, 1996, from 1,278 at December 31, 1995, and added additional offices to close the year with 31 offices worldwide. The Company currently expects to increase head count in 1997 at approximately the 1996 level to support the anticipated demand for its services.

As part of the Company's strategy to continually better serve its clients, the Company introduced two new services, Rapid Business Renewal ("RBR") and Rapid Process Implementation ("RPI") in the second quarter of 1996. RBR is a newly developed consulting method that focuses on renewing customer-oriented processes for profitable growth rather than cost-cutting. RPI is the Company's management consulting and systems integration service offering that closes the gap between information technology strategy and implementation and helps clients revitalize specific business operations. Client response to these new services has been positive.

Acquisitions

In the fourth quarter of 1996, the Company acquired NatSoft S.A. ("NatSoft") and Ramos & Associates, Inc. ("Ramos") (see Note B of Notes to Consolidated Financial Statements). NatSoft is a Switzerland-based information technology consulting and software implementation firm, with approximately 105 employees at the time of the acquisition. This acquisition established the Company's entry into the Swiss market and provided the Company with a pool of multi-lingual professionals who can support projects in Southern Europe. Ramos, founded in 1991 and based in San Ramon, California, provides strategic information solutions and consulting services in the Enterprise Resource Planning services market. With offices in San Ramon, Chicago, Dallas, and

Islin, New Jersey, Ramos had approximately 215 employees at the time of the acquisition. These acquisitions complement the Company's comprehensive information technology and consulting service offerings and provide a critical mass of professional staff in key geographic service markets. The Company currently expects to continue seeking opportunities for potential acquisitions of companies or technologies that may enhance the Company's global growth initiatives.

It has been the Company's strategy to supplement its internal growth initiatives with selected strategic acquisitions. Since 1993, the Company has acquired two companies in Europe and three companies in the U.S. The following table compares the Company's reported income from operations as a percentage of net revenues to pro forma information which excludes the results of all acquisitions and the related costs and restatements in accordance with the purchase and pooling of interests methods of accounting requirements for the years ended 1996, 1995, and 1994. The pro forma net revenues and income from operations information described below is for informational purposes only and are not indicative of results in future periods.

                                       1996       1995       1994
                                     ---------  ---------  --------

     As reported:

     Net revenues                    $236,554   $156,266   $94,287
     Income from operations          $ 34,613   $ 20,521   $12,270
     Income from operations as a
       percentage of net revenues         15%        13%       13%

     Pro forma:

     Net revenues                    $141,700   $ 84,000   $52,600
     Income from operations          $ 28,100   $ 16,900   $10,500
     Income from operations as a
       percentage of net revenues         20%        20%       20%


RESULTS OF OPERATIONS

To facilitate comparisons, selected statements of operations data are presented below as percentage of net revenues and the period-to-period percentage changes for net revenues, costs and expenses, and income from operations.

                                      Years Ended December 31,    Percentage Increase
                                      ------------------------  ------------------------
                                         1996   1995    1994    '95 to '96    '94 to '95
                                        ------ ------  ------   ----------    ----------
Net revenues                             100%   100%    100%        51%           66%
Costs and expenses:
  Project personnel                       46     47      47         49            66
  General and
   administration                         12     13      13         39            68
  Sales and marketing                      8     10      11         16            43
  Other costs                             19     16      16         80            71
  Business combination costs               -      1       -        (10)            -
                                        -----   ----    ----
   Total operating expenses               85     87      87         49            66
                                        -----   ----    ----
Income from operations                    15     13      13         69%           67%
Other income, net                          -      1       -
                                        -----   ----    ----
Income before income taxes                15%    14%     13%
                                        =====   ====    ====

All prior period amounts have been restated to reflect the acquisitions of NatSoft and Ramos, in October and November 1996, respectively, accounted for using the pooling of interests method of accounting (see Note B of Notes to Consolidated Financial Statements).

A majority of the Company's revenues have been historically generated from software development activities. Software development revenues are primarily recognized on the percentage of completion method, which requires revenues to be recorded over the term of a client contract based on the percentage of work performed. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the fiscal quarter in which the changes become known. The Company's operating results may be adversely affected by inaccurate estimates of contract completion costs. Although the Company from time to time is required to make revisions to its work completion estimates, to date, none of such revisions has had a material adverse effect on the Company's operating results. There can be no assurance of the accuracy of the Company's future work completion estimates. Losses expected to be incurred on projects in progress are recognized when known. Revenues related to time and materials engagements are recognized when services are performed.

A major portion of the Company's services are provided on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. Client project margins and personnel utilization are critical components of the Company's financial performance. The Company regularly reviews staff compensation and overhead costs to ensure that its consulting and software development services are properly priced. In addition, senior management monitors the progress of client projects on a monthly basis. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. Because the Company's client engagements are generally terminable without client penalty, an unanticipated termination of a client project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned persons or higher severance expenses. While the level of professional staff must be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments.

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

Net revenues increased 51% to $236.6 million in 1996 compared to $156.3 million in 1995 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects for existing clients, as well as expanding the Company's service offerings to include new services such as RBR, RPI, and the deployment of Enterprise Resource Planning services. North American net revenues grew 54% to $178.0 million in 1996 from $115.4 million in 1995. This increase reflects the continued marketplace demand for information technology services in North America. European operations, together with activities in Latin America, continued to make significant contributions to the growth in net revenues, accounting for $58.6 million or 25% of consolidated net revenues in 1996 compared to $40.9 million or 26% for the same period in 1995. This percentage decrease from 1995 is primarily due to the Ramos acquisition. Ramos' net revenues were generated solely in North America and these net revenues increased by 117% from 1995 to 1996.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly associated with, and vary with, the level of client services being delivered. Project personnel costs were $109.2 million or 46% of net revenues in 1996 compared to $73.4 million or 47% of net revenues in 1995. The dollar increase resulted from the hiring of additional project personnel over 1995 staff levels, the related increase in payroll and payroll-related expenses, and increased use of critically skilled subcontractors on projects. Worldwide project personnel headcount increased 43% to 1,561 employees at December 31, 1996, from 1,094 employees at December 31, 1995. The improvements as a percentage of net revenues is primarily due to the significant increase in net revenues coupled with the continued focus on staff utilization and project delivery. The Company currently expects to maintain project personnel costs as a percentage of net revenues at the 1996 level, as new employees are hired and assimilated to support its business growth.

General and administration expenses were $27.9 million or 12% of net revenues in 1996 compared to $20.1 million or 13% of net revenues in 1995. The percentage decrease from 1995 is primarily attributable to the Company's continued focus on cost containment and the significant increase in net revenues. The dollar increase reflects expenses associated with increased staff headcount and increased company-wide recruiting and relocation expenses to support the Company's continued growth and geographic expansion in North America, Europe, and Latin America. General and administration head count increased 32% to 151 employees at December 31, 1996, from 114 at December 31, 1995. The Company currently expects to improve general and administration expenses as a percentage of net revenues while providing sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $18.2 million or 8% of net revenues in 1996 compared to $15.6 million or 10% in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll-related expenses associated with the increase in sales and marketing personnel from 70 in 1995 to 103 in 1996 and the increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. The Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server trends, such as seminars for chief information officers, an Internet-based CIO information network, and interactive management lab programs. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of NatSoft and Ramos whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level. The Company currently expects that sales and marketing expenses as a percentage of net revenues will increase in future periods, due to anticipated hiring of additional sales and marketing staff and the anticipated increase in marketing programs to support the Company's global growth strategy.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $45.5 million or 19% of net revenues in 1996 compared to $25.3 million or 16% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America, Latin America, and Europe as the Company continues to execute its global expansion strategy. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company currently expects to maintain its other costs as a percentage of net revenues at the 1996 level.

Business combination costs of $1.2 million in 1996 and $1.3 million in 1995, which consist primarily of legal, accounting, and consulting fees, were incurred in connection with the acquisitions of NatSoft and Ramos in 1996 and The Systems Consulting Group, Inc. ("SCG") and Axiom Management Consulting, Inc. ("Axiom") in 1995 (see Note B of Notes to Consolidated Financial Statements).

Interest income increased to $874,000 in 1996 from $712,000 in 1995. This increase is principally due to increased cash and investment balances and higher average interest rates obtained in 1996 compared to 1995.

Interest expense of $365,000 in 1995 consisted primarily of interest on amounts outstanding under revolving credit facilities maintained by SCG, Axiom, and Ramos. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

The Company recorded a gain of $909,000, in the second quarter of 1995, related to the sale of its 6.3% interest in AdValue Media Technologies, Inc. ("AdValue," formed in 1991 to develop, test, and market a centralized spot advertising computer software package) (see Note D of Notes to Consolidated Financial Statements).

Foreign exchange loss was $226,000 in 1996 compared to a gain of $106,000 in 1995 related to foreign currency exchange rate fluctuations associated with intercompany balances. The current year loss is primarily due to more unfavorable fluctuations in European currencies in the fourth quarter of 1996. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of December 31, 1996, the Company held foreign exchange contracts of approximately $7.9 million.

The Company's effective income tax rate in 1996 increased to 40.1% from 39.0% a year ago. This increase is primarily due to SCG's non-taxable S-Corporation income, prior to the acquisition, of $569,000 in 1995 (see Note K of Notes to Consolidated Financial Statements). The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates. The pro forma increase to historical income taxes represents the pro forma provision for income taxes for SCG's S-Corporation net income prior to the date of acquisition (see Note K of Notes to Consolidated Financial Statements). The pro forma income tax rate in 1995 was 40%.

Net income was $21.1 million or $.39 per share for 1996 compared to $13.3 million or $.25 per share for the same period in 1995. The Company increased its net income per share by 56% despite a 5% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the Company's employee stock purchase plan. Excluding business combination costs, net income per share amounted to $.40 and $.27 in 1996 and 1995, respectively.

Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

Net revenues increased 66% to $156.3 million in 1995 compared to $94.3 million in 1994. The increase in net revenues resulted principally from an increase in the volume of services delivered to new clients as well as leveraging the client base by undertaking additional projects for existing clients. North American net revenues grew 55% to $115.4 million in 1995 from $74.6 million in 1994. European operations made significant contributions to the growth in net revenues accounting for $40.8 million or 26% of consolidated net revenues in 1995, up from $19.6 million or 21% of net revenues in 1994.

Project personnel costs were $73.4 million in 1995 compared to $44.3 million in 1994, reflecting 47% of net revenues for both periods. The dollar increase resulted from the hiring of additional project personnel over 1994 staff levels to provide the increased volume of services delivered to clients and the related increase in payroll and payroll-related expenses over 1994. Worldwide project personnel headcount increased 51% to 1,094 employees at December 31, 1995, from 723 employees at December 31, 1994.

General and administration expenses were $20.1 million in 1995 compared to $11.9 million in 1994, representing 13% of net revenues in both periods. The dollar increase reflected expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in both North America and Europe.

Sales and marketing expenses were $15.6 million or 10% of net revenues in 1995 compared to $10.9 million or 11% in 1994. The dollar increase was primarily due to an increase in payroll and payroll- related expenses associated with the increase in sales and marketing personnel from 53 at December 31, 1994, to 70 at December 31, 1995, and the increase in sales commissions related to the significant increase in net revenues. In addition, the Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server trends such as seminars for chief information officers and interactive management lab programs. The percentage decrease is primarily due to the significant increase in net revenues from 1994 and the addition of SCG, Axiom, NatSoft, and Ramos whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level.

Other costs were $25.3 million in 1995 compared to $14.8 million in 1994 representing 16% of net revenues in both periods. The dollar increase from 1994 was attributable in large part to increased facility costs, including costs related to new offices and expansion of existing offices in both North America and Europe as the Company continued to execute its global expansion strategy.

Business combination costs of $1.3 million, which consist primarily of legal, accounting, and consulting fees, were incurred in connection with the acquisitions of SCG and Axiom (see Note B of Notes to Consolidated Financial Statements).

Interest income increased to $712,000 in 1995 from $368,000 in 1994. This increase is principally due to increased cash balances generated from increased cash flows provided by operations and higher average interest rates obtained in 1995 compared to 1994.

Interest expense was $365,000 in 1995 compared to $154,000 in 1994. This increase was due to increased interest expense of SCG, Axiom, and Ramos related to the outstanding balances under their revolving credit facilities (see Note G of Notes to Consolidated Financial Statements).

Foreign exchange gain amounted to $106,000 in 1995 compared to $42,000 in 1994. This increase is primarily due to weakening of the U.S. dollar against European foreign currencies and the related increase in intercompany balances. As of December 31, 1995, the Company held foreign exchange forward contracts of approximately $3.9 million to hedge against the risk of changes in foreign exchange rates related to intercompany balances.

The Company's effective income tax rate in 1995 increased to 39.0% from 36.8% in 1994. This increase is primarily due to SCG's non-taxable S-Corporation income, prior to the acquisition, of $1.2 million in 1994 versus $569,000 in 1995 (see Note K of Notes to Consolidated Financial

Statements). The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates. The pro forma increase to historical income taxes represents the pro forma provision for income taxes for SCG's S-Corporation net income prior to the date of acquisition (see Note K of Notes to Consolidated Financial Statements). The pro forma income tax rate in 1995 and 1994 was 40% and 41%, respectively.

Net income was $13.3 million or $.25 per share for the 1995 period as compared to $7.9 million or $.16 per share for the same period in 1994. Net income for 1995 includes business combination costs of $1.3 million or $.02 per share related to the acquisitions of SCG and Axiom partially offset by a gain of $909,000 or $.01 per share related to the sale of the Company's interest in AdValue. The Company increased its net income per share by 56% despite an 8% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to generate cash flow from operations to fund its business growth and strategic acquisitions. In addition, the Company continued to operate primarily debt-free and enhanced its working capital position. Working capital increased to $68.5 million at December 31, 1996, from $34.8 million at December 31, 1995. This increase was primarily due to positive cash flows from operations, increased in accounts receivable, proceeds from exercise of stock options partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees. The Company's days sales in accounts receivable was 75 days during 1996 compared to 65 days for the same period in 1995. This increase is primarily due to the Company performing larger projects for major corporations in the 1996 period. The outstanding receivable balances from these clients are greater as a result of the higher billing amounts per project compared to smaller projects in 1995, coupled with the more time consuming payment processes of these major corporations. The Company continues to focus on its outstanding receivables by involving its project management staff in the collection process. In 1996, the Company established a treasury function primarily responsible for worldwide collection and cash management efforts. Despite the increased days in sales outstanding, the Company's cash equivalent and investment balances increased 103% to $32.5 million at December 31, 1996, from $16.0 million at December 31, 1995.

Net cash provided by operating activities increased by $9.5 million to $19.7 million in 1996 from $10.2 million for the comparable period in 1995. This increase is primarily the result of increases in net income, tax benefit from exercise of stock options, deferred revenue which was partially offset by the increase in accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets.

Capital expenditures which totaled $12.2 million in 1996 were used principally for computer equipment to support the Company's expanding operations and employee workstations and leasehold improvements for the Company's expanding and new offices in North America, Latin America, and Europe. Capital expenditures for 1997 are expected to approximate $26.7 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America, Latin America, Europe, and the Pacific Rim. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

The Company maintains an uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"), which was amended on June 26, 1996. Among other things, the amendments increased the amount available under the Facility from $10.0 million to $20.0 million, extended the expiration date to June 30, 1998, from June 30, 1996, and decreased the facility cost to
 .15% from .25%. The Facility was also amended to permit the Company to elect an interest rate of either Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The increase in the amount under the Facility establishes sufficient support for the Company's growth strategy beyond the Company's cash flows from operations. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At December 31, 1996 and 1995, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

In December 1996, the Company terminated Ramos' $600,000 revolving credit facility with Westamerica Bank and repaid all of the outstanding balance under this revolving credit facility (see Note G of Notes to Consolidated Financial Statements).

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1998, to meet the Company's short-term and long-term working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1997, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America, Latin America, Europe, and the Pacific Rim. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's information technology consulting and management consulting, and software deployment services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic conditions could also adversely affect future results and liquidity.

This Form 10-K includes forward-looking statements which involve risks and uncertainties, particularly as to net revenues and profits, capital expenditures, future liquidity needs, working capital needs and project personnel costs, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. The Company's actual future results may differ significantly from those stated in any forward-looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the year, the number of working days in a year, employee hiring and utilization rates, acceptance and profitability of the Company's services in new territories, and integration of companies acquired. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any year, can cause significant variations in operating results from year to year.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is contained in the financial statements and schedules set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Financial Statement Schedules" as a part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required under this item may be found under the sections captioned "Election of Directors," "Directors and Executive Officers," and "Section 16 Reporting" in the Company's definitive proxy statement pursuant to Regulation 14A (the "1997 Proxy Statement"), which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required under this item may be found under the section captioned "Compensation and Other Information Concerning Executive Officers" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item may be found under the section captioned "Stock Ownership of Directors and Executive Officers" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Consolidated Financial Statements.

         For the following consolidated financial information included herein, see Index on Page F-1:
             Report of Independent Accountants.
             Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Operations for the three years ended December 31, 1996.
             Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996, 1995, and 1994.
             Consolidated Statements of Cash Flows for the three years ended December 31, 1996.
             Notes to Consolidated Financial Statements.

         2. Financial Statement Schedules.

         The following consolidated financial statements are included in Item 8:
             II  --    Valuation and Qualifying Accounts
         Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.


3. List of Exhibits.

Exhibit No.  Description
     2.1(6)  -  Agreement and Plan of Reorganization by and among the Company,
                The Systems Consulting Group, Inc. and the other parties named therein dated as of August 11, 1995.
     2.1(7)  -  Agreement and Plan of Reorganization by and among the Company,
                Axiom Management Consulting, Inc. and the other parties named therein dated as of October 16, 1995.
     3.1(9)  -  Amended and Restated Certificate of Incorporation of the
                Company, as amended May 15, 1996.
     3.2(1)  -  Amended and Restated By-laws of the Company.
    10.1(1)  -  Lease dated June 4, 1992, as amended, between 304 Vassar Street
                Realty Trust and the Company, for 304 Vassar Street, Cambridge,
                Massachusetts.
    10.2(1)* -  Form of Non-Qualified Stock Option Agreement of the Company for
                Executive Officers.
    10.3(1)* -  Form of Non-Qualified Stock Option Agreement of the Company for
                Non Executive Officers.
    10.4(1)* -  Form of Incentive Stock Option Agreement of the Company for
                Executive Officers.
    10.5(1)* -  Payment Agreement dated October 23, 1992 between the Company and
                James K. Sims.
    10.6(1)* -  $104,150 principal amount Promissory Note of James K. Sims to the Company.
    10.7(1)* -  $49,000 principal amount Promissory Note of James K. Sims to the
                Company.
    10.8(1)  -  Form of Warrant issued by the Company to Safeguard Scientifics
                (Delaware), Inc.
    10.9(1)* -  Agreement dated December 1992 between the Company and James K.
                Sims.
   10.10(1)* -  Agreement dated December 1992 between the Company and Robert L.
                Gett.
   10.11(1)* -  Agreement dated December 1992 between the Company and Arthur M.
                Toscanini.
   10.12(1)* -  Loan and Stock Pledge and Restriction Agreement dated December
                31, 1992 between the Company and Robert L. Gett.
   10.13(1)  -  Amendment No. 2 to Capital Contribution Agreement dated March
                14, 1991.
   10.14(1)  -  Loan and Security Agreement dated February 1, 1993 by and between the Company and Fleet Bank of Massachusetts, N.A.


10.15(1)* -    Form of Incentive Stock Option Agreement of the Company for Non-
                Executive Employees.
10.16(2)  -    First Amendment to Loan and Security Agreement by and between the
                Company and Fleet Bank of Massachusetts, N.A. dated September
                1993.
10.17(3)  -    Stock Purchase Agreement dated January 17, 1994 among the
                Company, IOS Group AB and the other parties named therein.
10.18(4)  -    Guaranty of the Company dated February 22, 1994 on behalf of T.
                Karls Investments Limited.
10.19(4)  -    Guaranty of the Company dated February 22, 1994 on behalf of
                Arnes Investments Limited.
10.20(5)  -    Second Amendment to Loan and Security Agreement by and between the Company and Fleet Bank of Massachusetts, N.A. dated July 11,
                1994.
10.21(8)*  -   Amendment to Agreement between the Company and James K. Sims dated December 15, 1994.
10.22*     -   Description of 1996 Executive Bonus Plan.
10.23*     -   Description of 1996 Employee Bonus Plan.
10.24(9)*  -   Amended and Restated 1991 Stock Option Plan, as amended.
10.25(9)*  -   Third Amendment to Loan and Security Agreement by and between the Company and Fleet Bank N.A. dated June 26, 1996.
11.1       -   Statement Regarding Computation of Per Share Earnings.
21.1       -   Subsidiaries of the Company.
23.1       -   Consent of Coopers & Lybrand L.L.P.
24.1       -   Power of Attorney (see Page 34 of this Report).
----------

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(2) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993.
(3) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K dated March 4, 1994.
(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 filed on March 4, 1994 (File No. 33-76142).
(5) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1994.
(6) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K dated August 11, 1995.
(7) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K dated October 16, 1995.
(8) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-K for the twelve-month period ended December 31, 1994.
(9)  Incorporated herein by reference to the exhibits to the Company's
     Report on Form 10-Q for the three-month period ended June 30, 1996.

* Indicates a management contract or any compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

     A Report on Form 8-K was filed by the Company on November 18, 1996 to disclose the acquisition of all of the outstanding shares of capital stock of Ramos & Associates, Inc. ("Ramos") pursuant to an Agreement and Plan of Reorganization among the Company, the Stockholders of Ramos and the other parties named therein.

     (c) Exhibits.

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13/th/ Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

     (d) Financial Statement Schedules.

 The Company hereby files as part of this Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above, which are attached hereto.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 28th day of March, 1997.

                                    Cambridge Technology Partners
                                    (Massachusetts), Inc.

                                    By:  /s/ James K. Sims
                                        ------------------
                                        James K. Sims
                                        President

                        POWER OF ATTORNEY AND SIGNATURES

          We, the undersigned officers and directors of Cambridge Technology's Partners (Massachusetts), Inc., hereby severally constitute and appoint James K. Sims and Arthur M. Toscanini, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Cambridge Technology Partners (Massachusetts), Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                    Title                          Date
/s/ James K. Sims            President (Chief Executive     March 28, 1997
-------------------------    Officer) and Director
James K. Sims

/s/ Arthur M. Toscanini      Executive Vice President -     March 28, 1997
-------------------------    Finance and Treasurer (Chief
Arthur M. Toscanini          Financial Officer and Chief
                             Accounting Officer)

/s/ Warren V. Musser         Director                       March 28, 1997
-------------------------
Warren V. Musser

/s/ Jean C. Tempel           Director                       March 28, 1997
-------------------------
Jean C. Tempel

/s/ Jack L. Messman          Director                       March 28, 1997
-------------------------
Jack L. Messman

/s/ John W. Poduska, Sr.     Director                       March 28, 1997
-------------------------
John W. Poduska, Sr.

/s/ Robert E. Keith, Jr.     Director                       March 28, 1997
-------------------------
Robert E. Keith, Jr.

/s/ James I. Cash, Jr.       Director                       March 28, 1997
-------------------------
James I. Cash, Jr.

/s/ James D. Robinson III    Director                       March 28, 1997
-------------------------
James D. Robinson III

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants                               F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995    F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995, and 1994                            F-4
Consolidated Statements of Stockholders' Equity for
   the Years Ended December 31, 1996, 1995, and 1994            F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995, and 1994                            F-6
Notes to Consolidated Financial Statements                      F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

We have audited the accompanying consolidated balance sheets of Cambridge Technology Partners (Massachusetts), Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Technology Partners (Massachusetts), Inc., as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 3, 1997

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
              ---------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                December 31,
                                                             -------------------
                                                               1996       1995
                                                             ---------  --------
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 19,817    $ 7,490
 Investments held to maturity                                  12,727      8,544
 Accounts receivable, less allowance of $1,085 and $787
   at December 31, 1996 and 1995, respectively                 55,540     35,509
 Unbilled revenue on contracts                                  2,959      2,045
 Deferred income taxes                                            161          -
 Prepaid expenses and other current assets                     14,195      6,889
                                                             --------    -------
   Total current assets                                       105,399     60,477

Property and equipment, net                                    19,027     12,042
Other assets                                                    3,462      1,716
Goodwill, net                                                   2,512      3,311
                                                             --------    -------
   Total assets                                              $130,400    $77,546
                                                             ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $ 11,052    $ 6,693
 Accrued expenses                                              17,410     12,488
 Deferred revenue                                               5,203      2,993
 Deferred income taxes                                              -        786
 Borrowings under revolving credit facility                         -        325
 Income taxes payable                                           3,178      2,176
 Obligations under capital leases, current                         74        181
                                                             --------    -------
   Total current liabilities                                   36,917     25,642

Obligations under capital leases                                  162        221
Deferred income taxes                                             471         89

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 120,000,000 shares;
   issued and outstanding 48,431,489 and 45,595,451 shares
   at December 31, 1996 and 1995, respectively                    484        456
 Additional paid-in capital                                    44,652     23,734
 Retained earnings                                             47,970     26,885
 Foreign currency translation adjustment                         (256)       519
                                                             --------    -------
   Total stockholders' equity                                  92,850     51,594
                                                             --------    -------
   Total liabilities and stockholders' equity                $130,400    $77,546
                                                             ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                              Years Ended December 31,
                                             1996      1995        1994
                                          ---------  ---------  ----------

Net revenues                              $ 236,554  $156,266     $94,287
Costs and expenses:
 Project personnel                          109,207    73,386      44,331
 General and administration                  27,859    20,078      11,949
 Sales and marketing                         18,150    15,610      10,908
 Other costs                                 45,530    25,338      14,829
 Business combination costs                   1,195     1,333           -
                                          ---------  --------    --------
   Total operating expenses                 201,941   135,745      82,017
                                          ---------  --------    --------

Income from operations                       34,613    20,521      12,270

Other income (expense):
 Interest income                                874       712         368
 Interest expense                               (46)     (365)       (154)
 Gain on sale of AdValue                          -       909           -
 Foreign exchange (loss)
  gain                                         (226)      106          42
                                          ---------  --------    --------
Income before income taxes                   35,215    21,883      12,526
Provision for income taxes                   14,115     8,535       4,604
                                          ---------  --------    --------
Net income                                $  21,100  $ 13,348    $  7,922
                                          =========  ========    ========

Net income per share                      $     .39  $    .25    $    .16
                                          =========  ========    ========

Pro forma data (unaudited) (Note K):
 Historical income before
  income taxes                            $  35,215  $ 21,883    $ 12,526
 Provision for income taxes:
   Historical income taxes                   14,115     8,535       4,604
   Pro forma increase to
    historical income taxes                       -       215         517
                                          ---------  --------    --------
 Pro forma net income                     $  21,100  $ 13,133    $  7,405
                                          =========  ========    ========

 Pro forma net income per share           $     .39  $    .25    $    .15
                                          =========  ========    ========

Weighted average number of
 common and  common equivalent
 shares outstanding                          54,637    51,862      48,127
                                          =========  ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                              Additional
                                                                        Number of     Par      Paid-In      Unearned
                                                                         Shares      Value     Capital    Compensation
                                                                       ----------    -----    ----------  ------------
Balance, December 31, 1993                                             14,768,228    $ 148      $  4,482    $     (66)

    Issuance of common stock in
       public offering, net of issuance cost                              500,000        5         6,895            -
    Issuance of common stock for acquisition of
       IOS Group AB, net of issuance cost                                 425,000        4         4,217            -
    Exercise of stock options                                              98,110        1           304            -
    Income tax benefit related to stock option exercises                        -        -           537            -
    Repayment of notes receivable from employees for stock
       purchased under employee stock purchase plan                             -        -            14            -
    Amortization of unearned compensation associated
       with stock options                                                       -        -             -           57
    Amortization of note receivable from officer                                -        -             -            -
    Foreign currency translation adjustment                                     -        -             -            -
    Issuance of Axiom stock under restricted stock plan                         -        -            25            -
    Issuance of Axiom stock under stock agreement                               -        -           297            -
    Issuance of Ramos stock under restricted stock plan                         -        -             1            -
    Repurchase of Axiom common stock                                            -        -          (725)           -
    Dividend distribution (SCG)                                                 -        -             -            -
    Net income                                                                  -        -             -            -
                                                                       ----------    -----    ----------  ------------
Balance, December 31, 1994                                             15,791,338      158        16,047           (9)

    Exercise of stock options                                             342,051        4         1,788            -
    Income tax benefit related to stock option exercises                        -        -         3,753            -
    Shares issued under employee stock purchase plan                       29,650        -           579            -
    Repurchase of Axiom common stock                                            -        -           (53)           -
    Repayment of note payable related to
       repurchase of Axiom common stock                                         -        -          (284)           -
    Issuance of Axiom stock under stock agreement                               -        -            66            -
    Issuance of Ramos stock under restricted stock plan                         -        -            17            -
    Payment on note receivable from employees for stock
       purchased under employee stock purchase plan                             -        -            36            -
    Amortization of unearned compensation associated
       with stock options                                                       -        -             -            9
    Amortization of note receivable from officer                                -        -             -            -
    SCG conversion to C Corporation                                             -        -         2,079            -
    Foreign currency translation adjustment                                     -        -             -            -
    Dividend distribution (SCG)                                                 -        -             -            -
    Net income                                                                  -        -             -            -
                                                                       ----------    -----    ----------  ------------
Balance, December 31, 1995                                             16,163,039      162        24,028            -

    Exercise of stock options                                           1,776,193       18         8,297            -
    Income tax benefit related to stock option exercises                        -        -        10,555            -
    Shares issued under employee stock purchase plan                      124,123        1         2,070            -
    Issuance of Ramos stock under restricted stock plan                         -        -             5            -
    Shares to effect stock split                                       30,368,134      303          (303)           -
    Foreign currency translation adjustment                                     -        -             -            -
    Dividend distribution (NatSoft)                                             -        -             -            -
    Net income                                                                  -        -             -            -
                                                                       ----------    -----    ----------  ------------
Balance, December 31, 1996                                             48,431,489    $ 484      $ 44,652    $       -
                                                                       ==========    =====    ==========  ============

                                                                                      Foreign
                                                                      Receivable      Currency
                                                                         from        Translation    Retained
                                                                       Officer       Adjustment     Earnings
                                                                      ----------     -----------    --------
Balance, December 31, 1993                                            $    (62)      $     (32)     $  8,373

    Issuance of common stock in
       public offering, net of issuance cost                                 -               -             -
    Issuance of common stock for acquisition of
       IOS Group AB, net of issuance cost                                    -               -             -
    Exercise of stock options                                                -               -             -
    Income tax benefit related to stock option exercises                     -               -             -
    Repayment of notes receivable from employees for stock
       purchased under employee stock purchase plan                          -               -             -
    Amortization of unearned compensation associated
       with stock options                                                    -               -             -
    Amortization of note receivable from officer                            54               -             -
    Foreign currency translation adjustment                                  -              82             -
    Issuance of Axiom stock under restricted stock plan                      -               -             -
    Issuance of Axiom stock under stock agreement                            -               -             -
    Issuance of Ramos stock under restricted stock plan                      -               -             -
    Repurchase of Axiom common stock                                         -               -             -
    Dividend distribution (SCG)                                              -               -           (80)
    Net income                                                               -               -         7,922
                                                                      ----------     -----------    --------
Balance, December 31, 1994                                                  (8)             50        16,215

    Exercise of stock options                                                -               -             -
    Income tax benefit related to stock option exercises                     -               -             -
    Shares issued under employee stock purchase plan                         -               -             -
    Repurchase of Axiom common stock                                         -               -             -
    Repayment of note payable related to
       repurchase of Axiom common stock                                      -               -             -
    Issuance of Axiom stock under stock agreement                            -               -             -
    Issuance of Ramos stock under restricted stock plan                      -               -             -
    Payment on note receivable from employees for stock
       purchased under employee stock purchase plan                          -               -             -
    Amortization of unearned compensation associated
       with stock options                                                    -               -             -
    Amortization of note receivable from officer                             8               -             -
    SCG conversion to C Corporation                                          -               -        (2,079)
    Foreign currency translation adjustment                                  -             469             -
    Dividend distribution (SCG)                                              -               -          (599)
    Net income                                                               -               -        13,348
                                                                      ----------     -----------    --------
Balance, December 31, 1995                                                   -             519        26,885

    Exercise of stock options                                                -               -             -
    Income tax benefit related to stock option exercises                     -               -             -
    Shares issued under employee stock purchase plan                         -               -             -
    Issuance of Ramos stock under restricted stock plan                      -               -             -
    Shares to effect stock split                                             -               -             -
    Foreign currency translation adjustment                                  -            (775)            -
    Dividend distribution (NatSoft)                                          -               -           (15)
    Net income                                                               -               -        21,100
                                                                      ----------     -----------    --------
Balance, December 31, 1996                                            $      -       $    (256)     $ 47,970
                                                                      ==========     ===========    ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years Ended December 31,
                                                   -------------------------------
                                                     1996       1995       1994
                                                   ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $ 21,100   $ 13,348   $  7,922
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                        5,948      3,812      1,833
 Tax benefit from exercise of stock options          10,555      3,753        537
 Provision (benefit) for deferred income taxes         (566)       425        134
 Gain on sale of AdValue                                  -       (909)         -
Changes in assets and liabilities:
 Increase in accounts receivable                    (19,924)   (12,986)    (6,866)
 Increase in unbilled revenue on contracts             (927)      (232)    (1,636)
 Increase in prepaid expenses and other current
  assets                                             (7,499)    (4,756)    (1,639)
 Increase in other assets                            (1,826)      (240)      (661)
 Increase in accounts payable                         4,373      2,659      2,066
 Increase in accrued expenses                         5,122      3,145      4,452
 Increase in deferred revenue                         2,236      1,161      1,278
 Increase (decrease) in income taxes payable            960      1,317       (993)
 Other, net                                             124       (309)       724
                                                   --------   --------   --------
   Net cash provided by operating activities         19,676     10,188      7,151
                                                   --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                 (12,193)    (8,767)    (4,233)
Purchase of investments held to maturity            (18,467)   (22,140)   (23,136)
Maturity of investments held to maturity             14,284     24,075     13,376
Proceeds from sale of AdValue                             -        909          -
Cash used in acquisition of business, net of
 cash acquired                                            -          -       (251)
                                                   --------   --------   --------
   Net cash used in investing activities            (16,376)    (5,923)   (14,244)
                                                   --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings (payments) under credit arrangements,
 net                                                   (325)    (1,256)       181
Issuance of common stock, net of issuance costs           5         17      6,901
Proceeds from long-term debt                              -          -        183
Repayment of long-term debt and capital leases         (183)    (1,160)      (137)
Dividend distributions                                  (15)      (599)       (80)
Proceeds from employee stock purchase plan            2,071        579          -
Proceeds from exercise of stock options               8,315      1,792        305
Other, net                                                -       (235)       (50)
                                                   --------   --------   --------
   Net cash provided by (used in) financing
    activities                                        9,868       (862)     7,303
                                                   --------   --------   --------

Effect of foreign exchange rate changes on cash        (841)        66         39

Net increase in cash and cash equivalents            12,327      3,469        249
Cash and cash equivalents at beginning of period      7,490      4,021      3,772
                                                   --------   --------   --------
Cash and cash equivalents at end of period         $ 19,817   $  7,490   $  4,021
                                                   ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies
   ------------------------------------------

Basis of Reporting

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international professional services firm that works with clients to design, develop, and deploy client/server and Internet applications. The Company's information technology development offerings also include third-party software implementation and management consulting services. The Company provides the majority of its services on a fixed-price, fixed-timetable model with client involvement at all stages of the process. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. In October and November of 1996, respectively, the Company acquired all of the outstanding capital stock of NatSoft S.A. ("NatSoft") and Ramos & Associates, Inc. ("Ramos"). The acquisitions of NatSoft and Ramos were accounted for using the pooling of interests method of accounting (see Note B). All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquired companies. Certain prior period amounts have also been reclassified to conform with current period presentation.

Stock Split

In June 1996, the Company completed a three-for-one stock split in the form of a 200% stock dividend to stockholders of record on May 29, 1996. Accordingly, stockholders' equity in the consolidated balance sheets has been restated to give retroactive effect to the stock split for all periods presented by reclassifying from paid-in-capital to common stock the par value of the additional shares arising from the stock split. All references in the accompanying Notes to Consolidated Financial Statements to applicable share and per share data, stock option data, and market prices of the Company's common stock, for all periods presented, have been retroactively restated to reflect the stock split (see Note H).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. During 1996, in accordance with the terms of a client contract, the Company received a prepayment for services being performed in the amount of $900,000, which is included in cash and cash equivalents at December 31, 1996. The use of this cash is restricted pending completion of the project, which is expected in the second half of 1997.

Investments

The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are classified as investments held to maturity and mature within one year from the date of purchase. At December 31, 1996 and 1995, the Company held investment grade municipal bonds of $12.7 million and $8.5 million, respectively, which are carried at amortized cost and approximates market value.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which range from four to fifteen years. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Intangible Assets

Goodwill, related to the acquisition of CTP Scandinavia in February 1994, is being amortized over six years on a straight-line basis. The Company recorded amortization expense of $798,000 for each of the years ended December 31, 1996 and 1995, and $682,000 for the year ended December 31, 1994. As of December 31, 1996 and 1995, accumulated amortization was $2.3 million and $1.5 million, respectively. The carrying value of goodwill is subject to periodic review of realizability.

Revenue Recognition

The Company derives substantially all of its revenues from information technology and management consulting, software development and implementation, and package software evaluation and implementation services. The Company operates in one industry segment, software development and implementation services. Revenues derived from any maintenance and support services are immaterial to the consolidated financial statements of the Company. Revenues from software development and implementation contracts are recognized primarily on the percentage of completion method. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Revenues from management consulting and package software evaluation and implementation services are recognized as the service is provided, principally on a time and material basis. Net revenues exclude reimbursable expenses charged to clients.

Deferred revenue consists of amounts received or billed in advance of services provided. Unbilled revenue represents amounts recognized based on services performed in excess of billings in accordance with terms of client contracts.

Translation of Foreign Currencies and Foreign Exchange Transactions

For non-U.S. operations, the functional currency is the applicable local currency. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations.

Foreign Exchange Contracts

The Company maintains monthly foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts relate primarily to European currencies and generally have maturaties of one month. The impact of exchange rate movements on contracts are recorded in income in the period in which the exchange rates change, generally consistent with the term of the contract. As of December 31, 1996, the Company held foreign exchange forward contracts of approximately $7.9 million and there were no related deferred gains or losses. The Company does not hold foreign exchange contracts for trading purposes.

Concentration of Credit Risk

The Company provides its services primarily to Fortune 1000 companies. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. Such losses have been immaterial and are within management's expectation. No single customer accounted for 5% or more of total net revenues for the years ended 1996, 1995, and 1994.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to provide estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

B. Acquisitions
   ------------

On November 18, 1996, the Company acquired all the outstanding capital stock of Ramos. This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Ramos in an exchange of 1,175,119 shares of the Company's common stock for all outstanding shares of capital stock of Ramos. Ramos, founded in 1991 and based in San Ramon, California, specializes in the Enterprise Resource Planning service market. With offices in San Ramon, Chicago, Dallas, and Islin, New Jersey, Ramos had approximately 215 employees at the time of the acquisition. This acquisition has been accounted for using the pooling of interests method of accounting. Ramos currently operates as a business unit of the Company.

On October 15, 1996, the Company acquired all the outstanding capital stock of NatSoft, a Switzerland-based information technology consulting and software implementation firm. This acquisition was accomplished through an exchange of 271,714 shares of the Company's common stock for all outstanding shares of capital stock of NatSoft. With approximately 105 employees at the time of acquisition, NatSoft established the Company's entry into the Swiss market and provided the Company with a pool of multi-lingual professionals who can support projects in Southern Europe. This acquisition has been accounted for using the pooling of interests method of accounting. The Company's services in Southern Europe are operated through NatSoft.

On October 17, 1995, the Company acquired Axiom Management Consulting, Inc. ("Axiom"). This acquisition was accomplished through an exchange of 1,007,898 shares (consisting of 978,360 shares of the Company's common stock and options to purchase 29,538 shares of the Company's common stock) of the Company's common stock for all of the outstanding shares of capital stock of Axiom and the assumption of all outstanding options to acquire shares of capital stock of Axiom. This transaction has been accounted for using the pooling of interests method of accounting. Axiom currently operates as a business unit of the Company.

On August 14, 1995, the Company acquired The Systems Consulting Group, Inc. ("SCG"). The acquisition was accomplished through an exchange of 2,273,994 shares (consisting of 2,168,292 shares of the Company's common stock and an option to purchase 105,702 shares of the Company's common stock) of the Company's common stock for all of the outstanding capital stock of SCG and the assumption of all outstanding options to acquire shares of capital stock of SCG. This transaction has been accounted for using the pooling of interests method of accounting. In 1996, the Company integrated SCG into its operational structure and service offerings.

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisitions of Ramos, NatSoft, Axiom, and SCG in accordance with the pooling of interests requirements. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquisitions. Costs related to these acquisitions have been charged to business combination costs in the consolidated statements of operations.

The following information presents certain statement of operations data of the Company, SCG, Axiom, NatSoft, and Ramos for the periods prior to the acquisitions. SCG and Axiom information is presented through September 30, 1995, which represents the interim period end nearest to the date of the acquisitions. In addition, NatSoft and Ramos information is presented through September 30, 1996, which represents the interim period end nearest to the date of these acquisitions.

                              Cambridge
                              Technology                                               Combined
                               Partners      SCG       Axiom     NatSoft     Ramos       Total
                              ----------   --------  ---------  ---------  ----------  ---------
                                                        (in thousands)
Net revenues for the:
 Year ended
   December 31, 1994           $  59,679   $ 10,315  $ 13,483   $  7,825   $  2,985    $  94,287
 Nine months ended
   September 30, 1995          $  70,052   $ 13,484  $ 10,723   $  9,211   $  7,651    $ 111,121
 Year ended
   December 31, 1995           $ 132,416                        $ 12,254   $ 11,596    $ 156,266
 Nine months ended
   September 30, 1996          $ 141,862                        $  8,046   $ 17,497    $ 167,405


Net income (loss) for the:
 Year ended
   December 31, 1994           $   6,611   $  1,261  $   (315)  $    336   $     29    $   7,922
 Nine months ended
   September 30, 1995          $   7,632   $  1,381  $     57   $    141   $    203    $   9,414
 Year ended
   December 31, 1995           $  12,683                        $    205   $    460    $  13,348
 Nine months ended
   September 30, 1996          $  14,042                        $    163   $    853    $  15,058

In February 1994, the Company acquired all of the outstanding capital stock of IOS Group AB (now CTP Scandinavia) for 1,275,000 shares of the Company's common stock, valued on the date of acquisition at $4.2 million and $1,000 in cash. CTP Scandinavia is a Sweden-based corporation which provides open systems information technology and software development services in an enterprise-wide, client/server environment.

The 1,275,000 shares of common stock issued were restricted, as to sale or transfer, for eighteen months from the date of acquisition. The acquisition has been accounted for as a purchase and, accordingly, the results of CTP Scandinavia have been included in the Company's consolidated statements of operations from the date of acquisition.

The Company has allocated the purchase price of $4.6 million, which includes associated costs of $370,000, to the underlying assets and liabilities of CTP Scandinavia based upon their respective fair values at the time of the acquisition. The excess (approximately $4.8 million) of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over six years.

Pro forma net revenues, net income, and net income per share combining the consolidated results of operations of the Company and CTP Scandinavia as if the acquisition had occurred at the beginning of the period were approximately, $95.1 million, $7.7 million, and $.16, respectively, at December 31, 1994. The pro forma results do not purport to be indicative of what would have occurred had the acquisition been consummated as of the beginning of the period or of future operations of the combined company.

C.    Accounts Receivable
      -------------------

Accounts receivable consist of the following (in thousands):

                                                 December 31,
                                               ----------------
                                                1996     1995
                                               -------  -------
      Contracts in process                     $44,246  $28,334
      Completed contracts                       12,379    7,962
                                               -------  -------
                                                56,625   36,296
      Less: Allowance for doubtful accounts      1,085      787
                                               -------  -------
                                               $55,540  $35,509
                                               =======  =======

In accordance with state government practices, a governmental client withholds a percentage of invoiced receivables as retention. At December 31, 1996 and 1995, retention receivable totaled $1.8 million and $1.4 million, respectively, and was included in other assets. Due to the contractual time period given to the governmental client for final review of completed projects, the Company expects to receive payments in the summer of 1997 on approximately 75% of the retention receivable outstanding as of December 31, 1996, with the remaining balance to be received in 1998. Beginning in 1996, reimbursable expenses and other non-trade receivables totaling approximately $5.9 million and $4.4 million at December 31, 1996 and 1995, respectively, which were included in accounts receivable in prior periods, have been reclassified to prepaid expenses and other current assets for all periods presented.

D.    Investment in Affiliates
      ------------------------

The Company had a 6.3% investment interest in AdValue Media Technologies, Inc. ("AdValue") (formerly AdValue Network ("AVN"), a partnership which was formed in 1991 to develop, test, and market a centralized spot advertising computer software package). AdValue was incorporated in December 1993 to serve as the successor entity to AVN. The investment was accounted for using the equity method. On May 19, 1995, the Company sold its interest in AdValue for $909,000 in cash. The investment balance in AdValue at the time of the sale was zero, and accordingly, the Company recognized a gain of $909,000 for the period ended December 31, 1995.

E.    Property and Equipment
      ----------------------
Property and equipment consists of the following (in thousands):


                                        December 31,
                                      ----------------
                                       1996     1995
                                      -------  -------
     Equipment                        $21,735  $12,945
     Furniture and fixtures             5,272    3,895
     Leasehold improvements             3,317    1,382
     Motor vehicles                       366      366
                                      -------  -------
       Total cost                      30,690   18,588
     Less accumulated depreciation     11,663    6,546
                                      -------  -------
                                      $19,027  $12,042
                                      =======  =======

Depreciation expense for 1996, 1995, and 1994 was $5.1 million, $3.0 million, and $1.1 million, respectively.

Equipment under capital leases, included in property and equipment, amounted to $756,000 and $763,000 at December 31, 1996 and 1995, respectively, and the related accumulated depreciation was $440,000 and $310,000 at December 31, 1996 and 1995, respectively.

F.    Accrued Expenses
      ----------------

Accrued expenses consists of the following (in thousands):


                                                      December 31,
                                                    ----------------
                                                     1996     1995
                                                    -------  -------
   Accrued payroll and payroll-related expenses      $ 9,010  $ 7,691
   Other accrued expenses                              6,559    3,251
   Accrued value added tax                             1,386    1,034
   Deferred rent                                         455      512
                                                     -------  -------
                                                     $17,410  $12,488
                                                     =======  =======

G.    Revolving Credit Facility
      -------------------------

The Company maintains an uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"), which was amended on June 26, 1996, among other things, to increase the amount available under the Facility from $10.0 million to $20.0 million, to extend the expiration date to June 30, 1998, from June 30, 1996, and to decrease the facility cost to .15% from .25%. The Facility was also amended to permit the Company to elect an interest rate of either, Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At December 31, 1996 and 1995, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

SCG maintained a $1.0 million revolving credit facility with Barnett Bank of South Florida, N.A. ("Barnett Bank"). This revolving credit facility bore interest at a rate per annum equal to Barnett Bank's prime rate in effect from time to time plus 1.50%, payable monthly. On June 13, 1995, the term under this revolving credit facility was extended to June 30, 1996, with maximum allowable borrowings increased to $2.5 million. In September 1995, the Company terminated this revolving credit facility and repaid the outstanding amount of $1.0 million.

Axiom maintained a $1.25 million revolving credit facility with Wells Fargo Bank, N.A. This revolving credit facility bore interest at a rate per annum equal to the prime rate in effect from time to time plus .25%, payable monthly. In December 1995, the Company repaid the outstanding amount of $501,000 and terminated this revolving credit facility.

Ramos maintained a $600,000 revolving credit facility with Westamerica Bank. This credit facility bore interest at a rate per annum equal to Westamerica Bank's index rate plus 2.25% (10.75% at December 31, 1995), payable monthly. The credit facility was collateralized by Ramos' accounts receivable and personally guaranteed by two Ramos executives. The credit facility subjected Ramos to certain restrictions and covenants related to, among other things, tangible net worth and working capital. At December 31, 1995, amounts outstanding under this credit facility were $325,000. In December 1996, the Company repaid all outstanding amounts and terminated this revolving credit facility.

H.    Stockholders' Equity and Other Stock Related Information
      --------------------------------------------------------

Stock Split

In March 1996, the Board of Directors approved a three-for-one stock split of the Company's common stock and an amendment to the Company's corporate charter to increase authorized common stock from 30 million to 120 million shares. Following stockholder approval in May 1996, the stock split was completed on June 19, 1996, in the form of a 200% stock dividend to stockholders of record on May 29, 1996. Accordingly, stockholders' equity in the consolidated balance sheets has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from paid-in-capital to common stock the par value of the additional shares arising from the stock split. All references in the accompanying Notes to Consolidated Financial Statements to applicable share and per share data, stock option data, and market prices of the Company's common stock, for all periods presented, have been retroactively restated to reflect the stock split.

Common Stock Offering

On April 6, 1994, the Company and certain stockholders of the Company completed a public offering of common stock involving the sale of 1,500,000 shares of the Company's common stock issued by the Company and six million shares of the Company's common stock held by the existing stockholders. The net proceeds to the Company from the sale of the 1,500,000 shares of common stock sold by the Company was $6.9 million. The Company invested the proceeds from the offering primarily in investment grade municipal bonds and these funds are used for general corporate purposes, including working capital to support planned expansion of its operations and to fund capital expenditures and future acquisitions.

Stock Option Plans

Under the Company's 1991 Stock Option Plan (the "Option Plan"), the Company may grant incentive stock options to employees and nonqualified stock options to employees, directors, officers, and other key individuals. The Management Resource Committee of the Board of Directors administers the Option Plan. Options generally vest ratably over a four year period and expire ten years from the date of grant.

Stock option activity, both incentive and nonqualified, under the Option Plan is presented as follows:

                                                                Weighted Average
                                    Option         Option        Exercise Price
                                    Shares         Price           Per Share
                                  ----------   ----------------  ----------------
  Outstanding at December 31,
   1993                            5,788,848     $  .03-$  5.92      $  1.93
     Granted                       3,301,713     $ 4.92-$  6.31      $  5.94
     Exercised                       294,330     $  .33-$  5.17      $  1.04
     Canceled                        247,251     $  .33-$  5.50      $  3.93
                                  ----------     --------------      -------

  Outstanding at December 31,
   1994                            8,548,980     $  .03-$  6.31      $  3.45
     Granted                       3,860,175     $10.00-$ 17.25      $ 14.64
     Exercised                     1,025,820     $  .33-$  6.31      $  1.75
     Canceled                        283,215     $  .33-$ 17.25      $  5.98
                                  ----------     --------------      -------

  Outstanding at December 31,
   1995                           11,100,120     $   .03-$17.25      $  7.48
     Granted                       2,922,675     $ 15.67-$35.25      $ 25.71
     Exercised                     2,603,934     $   .03-$17.25      $  3.18
     Canceled                        901,850     $   .33-$34.00      $ 10.97
                                  ----------     --------------      -------

  Outstanding at December 31,
   1996                           10,517,011     $   .33-$35.25       $ 13.27
                                  ==========     ==============      ========

At December 31, 1996, 1995, and 1994, 4,014,783, 4,288,638, and 3,116,247
options were exercisable, respectively, under the Option Plan. In December 1994 and 1995, the Company's Board of Directors amended the Option Plan, with subsequent stockholder approval, to increase the number of shares of common stock authorized for issuance under the Option Plan from nine million to twelve million shares in 1994 and twelve million to fifteen million in 1995. In December 1996, the Company's Board of Directors further amended the Option Plan, subject to stockholder approval, to increase the number of shares of common stock authorized for issuance under the Option Plan from fifteen million to nineteen million shares.

The following table summarizes information about stock options under the Option Plan outstanding at December 31, 1996:


                                 Options                               Options Exercisable
                               Outstanding                            ---------------------
                    ------------------------------
                                  Weighted Average     Weighted        Weighted
                      Options        Remaining          Average          Number        Average
Range of            Outstanding     Contractual         Exercise       Exercisable     Exercise
Exercise Price      at 12/31/96        Life              Price         at 12/31/96       Price
--------------      -----------     --------------     ---------       -----------     --------
$.33                  520,023          5 Years          $    .33         520,023        $   .33
$.67 to $1.34         813,881          6 Years          $   1.00         813,881        $  1.00
$1.67 to $5.71      1,152,762          7 Years          $   4.44         833,052        $  4.36
$5.59 to $6.32      1,960,985          8 Years          $   6.04         960,277        $  6.00
$10.00 to $17.30    3,180,847          9 Years          $  14.81         887,550        $ 14.30
$15.67 to $28.13    2,888,513         10 Years          $  25.80               -              -
                   ----------                                          ---------
$.33 to $28.13     10,517,011                                          4,014,783
                   ==========                                          =========

During 1991, the Company granted, under the Option Plan, 750,000 nonqualified stock options to a key employee at an exercise price of $.03 per share, which vested over a four-year period. Upon grant, unearned compensation equivalent to the market value of these options at the date of grant was charged to stockholders' equity and subsequently amortized over the vesting period. Amortization expense of $9,000 and $57,000 was recorded for the years ended December, 1995 and 1994, respectively. At December 31, 1996, there were no options outstanding or exercisable under this grant.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced by $5.3 million, or $.10 per share in 1996 and $1.1 million, or $.03 per share in 1995. The weighted average fair value of the options granted under the stock options plans and the shares issued under employee stock purchase plan in 1996 and 1995, calculated using the Black-Scholes pricing model, was $11.40 and $6.64 per share, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in 1996 and 1995: risk-free interest rate ranging from 5.49% to 6.9%, estimated volatility of 45%, assumed forfeiture rate of 16%, and an expected life of 5 years for stock options and 6 months for shares purchased under the employee stock purchase plan.

In connection with the Company's acquisition of SCG, the Company assumed all outstanding options to purchase shares of capital stock of SCG and such options were converted into options to purchase 105,702 shares of the Company's common stock at an exercise price of $.02 per share. As of December 31, 1996 and 1995, options to purchase 52,802 and 105,702 shares, respectively, of the Company's common stock were outstanding and exercisable.

In connection with the Company's acquisition of Axiom, the Company assumed all outstanding options to purchase shares of capital stock of Axiom and converted them into options to purchase 29,538 shares of the Company's common stock, as of October 17, 1995, at an exercise price of $.16 per share. As of December 31, 1996 and 1995, options to purchase 22,503 and 24,684 shares of the Company's common stock were exercisable respectively.

During 1995, the Company established the 1995 Non-employee Director Stock Option Plan ("Non-employee Director Option Plan"). The Non-employee Director Option Plan authorizes the grant of options for up to 150,000 shares of the Company's common stock. Each member of the Company's Board of Directors who is neither (i) an employee nor an officer of the Company or Safeguard Scientific, Inc. ("Safeguard"), nor (ii) an affiliate of Technology Leaders II L.P. or any related entity serving on the Board of Directors on March 21, 1995, was granted an option to purchase 30,000 shares of the Company's common stock. Each person who is neither (I) an employee nor an officer of the Company or Safeguard nor
(II) an affiliate of Technology Leaders II L.P. or any related entity who is first elected to the Board of Director after March 21, 1995, shall be automatically granted, on the date of such election without further action by the Board of Directors, an option to purchase 30,000 shares of the Company's common stock. The options were granted with an exercise price equal to the fair value on the date of grant, ranging from $10.00 to $17.25. Options generally vest ratably over a four-year period and expire ten years from the date of grant. Options to purchase 120,000 shares of common stock were granted in 1995. At December 31, 1996, 120,000 options were outstanding and 43,122 shares were exercisable. Weighted average exercise price for the exercisable shares was $12.55. At December 31, 1996, the options outstanding had an average remaining contractual life of 9 years and a weighted average exercise price of $13.29.

Employee Stock Purchase Plan

On December 14, 1994, the Board of Directors adopted the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which was subsequently approved by stockholders in the annual meeting of stockholders in May 1995. The Company has authorized 1,500,000 shares of the Company's common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase up to 1,500 shares of common stock per payment period, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. The purchases are made twice per year at a price equal to the lesser of (i) 85% of the average market price of the Company's common stock on the first business day of the payment period and (ii) 85% of the average market price of the Company's common stock on the last day of the payment period. Annual payment periods consist of two six-month periods, January 15 through July 14 and July 15 through January 14.

Preferred Stock

The certificate of incorporation was amended and restated, in December 1992, to increase the number of authorized shares of capital stock to include two million shares of preferred stock, par value $.01 per share, in one or more series.
The Board of Directors is authorized, subject to certain limitations prescribed by law to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series. The Company has not issued and has no present plans to issue any shares of preferred stock.

Warrants

In December 1992, the Company issued warrants to Safeguard for the purchase of 900,000 shares of the Company's common stock at a price of $2.00 per share. The warrants are exercisable for a five-year period from the date of issuance. As of December 31, 1996, no warrants were exercised. The warrants were issued in consideration of Safeguard's commitment to guarantee a credit facility and a term note totaling $3.5 million for the Company. Under the Company's Facility, Safeguard's guarantee was subsequently released.

Dividends

The Facility with Fleet Bank prohibits the Company from paying any dividends or making any distributions either in cash or in kind on any class of its capital stock without Fleet Bank's prior consent. The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

Dividend distributions made by SCG, prior to the acquisition, were principally for reimbursement of income tax liabilities of its former stockholders due to SCG's S-Corporation tax status.

I.    Lease Commitments
      -----------------

On June 4, 1992, the Company entered into, among other building and equipment leases, a lease for a building in Cambridge, Massachusetts, that is used as its corporate headquarters. The building is owned by a trust, the sole beneficiary of which is the Chairman of the Company. The initial lease expires in August 2007, and is renewable for two additional five year terms. The lease provides for increases, which began in September 1995, based upon increases in the Consumer Price Index-Urban Wage Earners and Clerical Workers, U.S. City Average, All Items ("CPI").

Minimum future lease commitments under noncancelable operating leases for buildings and equipment in effect at December 31, 1996, are presented as follows (in thousands):


     1997                                  $ 6,467
     1998                                    5,272
     1999                                    4,742
     2000                                    3,694
     2001                                    3,248
     Thereafter                              8,331
                                           -------
       Total minimum lease payments        $31,754
                                           =======

For the years ended December 31, 1996, 1995, and 1994, rental expense under all leases was approximately $5.7 million, $4.6 million, and $2.9 million, respectively, of which approximately $785,000, $765,000, and $775,000, respectively, related to the trust described above.

Minimum future lease commitments under noncancelable capital leases for equipment at December 31, 1996, are presented as follows (in thousands):


     1997                                               $    94
     1998                                                    80
     1999                                                    77
     2000                                                    18
     2001                                                     -
                                                        -------
     Total minimum payments                                 269
     Less amounts representing interest                      33
                                                        -------
     Present value of minimum lease payments                236
     Current portion                                         74
                                                        -------
     Long-term obligation                               $   162
                                                        =======

J.  Other Costs
    -----------

Other costs consist of the following (in thousands):

                                                       1996     1995     1994
                                                     -------  -------  -------
     Facility costs and related expenses             $27,896  $12,481  $ 6,153
     Non-billable project expenses                     7,507    5,892    4,338
     Non-billable staff travel                         7,473    5,696    3,758
     Education and training                            2,654    1,269      580
                                                     -------  -------  -------
                                                     $45,530  $25,338  $14,829
                                                     =======  =======  =======

K.  Income Taxes
    ------------

The components of income before income taxes and the related provision for income taxes for the years ended December 31, 1996, 1995, and 1994, are presented below (in thousands):


                                           1996     1995     1994
                                         --------  -------  -------
Income before income taxes:
     Domestic                            $32,675   $19,800  $12,049
     Foreign                               2,540     2,083      477
                                         -------   -------  -------
                                         $35,215   $21,883  $12,526
                                         =======   =======  =======
Provision (benefit) for income taxes:
     Current:
       Federal                           $10,351   $ 5,860  $ 3,499
       Foreign                             1,307       655       61
       State                               3,023     1,595      910
                                         -------   -------  -------
                                          14,681     8,110    4,470
     Deferred:
       Federal                              (311)      363       57
       Foreign                              (207)       28       70
       State                                 (48)       34        7
                                         -------   -------  -------
                                            (566)      425      134
                                         -------   -------  -------
     Total                               $14,115   $ 8,535  $ 4,604
                                         =======   =======  =======

The Company's deferred tax assets and (liabilities) are comprised of the following as of December 31, 1996 and 1995, respectively (in thousands):


                                          1996    1995
                                         ------  ------
     Tax basis of software technology    $   -   $  50
     Bad debt reserves                     339      72
     Vacation accrual                      262      40
     Fixed asset depreciation             (471)   (388)
     Cash to accrual adjustments          (829)   (848)
     Other                                 389     199
                                         -----   -----
                                         $(310)  $(875)
                                         =====   =====

The table below reconciles the expected U.S. federal income tax provision to the recorded income tax provision (dollars in thousands):


                                            1996               1995             1994
                                     ------------------   --------------   ---------------
Computed "expected"
   tax provision                      $12,326    35.0%    $7,659   35.0%   $4,259   34.0%
State income taxes, net of
   federal income tax benefit           1,934     5.5      1,185    5.4       548    4.4
Goodwill amortization                     240      .7        240    1.1       191    1.5
Non-taxable S-Corporation income            -       -       (215)  (1.0)     (517)  (4.1)
Other, net                               (385)   (1.1)      (334)  (1.5)      123    1.0
                                      -------    ----     -------   ----    ------   ----
                                      $14,115    40.1%    $8,535   39.0%   $4,604   36.8%
                                      =======    ====      ======   ====    ======   ====

Prior to the acquisition on August 14, 1995, SCG had elected to be treated as an S-Corporation for income tax reporting purposes. Under this election, the individual stockholders are deemed to have received a pro rata distribution of taxable income of SCG (whether or not an actual distribution was made), which is included in their taxable income. Accordingly, SCG did not provide for income taxes. Pro forma net income per share, which reflects the provision for pro forma income taxes to the net income of SCG, is presented in the pro forma data section of the accompanying consolidated statements of operations. In addition, SCG's S-Corporation tax reporting status was terminated on the date of the acquisition and therefore, the undistributed earnings of $2.1 million as of the date of acquisition has been reclassified to additional paid-in-capital.

L.    Net Income Per Share
      --------------------

Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of each period to effect a stock split (see Note H). Net income per share data also reflects, when applicable, the assumed issuance, at the beginning of the period, common stock of the Company and options to purchase common stock of the Company relating to the acquisitions of SCG, Axiom, NatSoft, and Ramos, which were accounted for using the pooling of interests method of accounting (see Note B). Primary and fully diluted income per share are the same for each period presented.

M.    Employee Benefit Plans
      ----------------------

In 1992, the Company established a savings and profit-sharing plan (the "401(k) Plan") covering substantially all of the Company's employees. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company may elect to make contributions under the 401(k) Plan. Starting in 1994, the Company elected to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the 401(k) Plan. In 1996, the Company completed the rollover of assets held under the SCG Profit-sharing Plan and the Axiom Profit-sharing Plan to the 401(k) Plan. Company matching contributions amounted to $845,000, $499,000, and $329,000 in 1996, 1995, and 1994, respectively.

NatSoft sponsors a defined contribution retirement plan (the "NatSoft Plan") for its employees. Under the NatSoft Plan, employees can contribute between 5% to 11% of insured salary depending on age and other factors. All employee contributions are matched by NatSoft. Employer matching contribution amounted to $202,000, $181,000, and $99,000 for the years ended December 31, 1996, 1995, and
1994, respectively. NatSoft also sponsors a defined contribution retirement plan for three executives who are also stockholders. NatSoft's contribution to this plan amounted to $150,000, and $296,000 for the years ended December 31, 1995, and 1994, respectively. In June 1996, the defined contribution retirement plan was terminated.

In 1992, Ramos established a savings and profit-sharing plan (the "Ramos Profit-sharing Plan") covering substantially all of Ramos' employees. The Ramos Profit-sharing Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Ramos may elect to make contributions under the Ramos Profit-sharing Plan. Ramos elected to make matching contributions based on a percentage of employees' contributions. Ramos' matching contributions amounted to $455,000, $227,000, and $82,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company expects to rollover assets held under the Ramos Profit-sharing Plan to the 401(k) Plan during the second quarter of 1997.

N.  Commitments and Contingencies
    -----------------------------

In July 1996, a suit was filed against the Company in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RMHC is seeking, among other things, a refund of $1.7 million of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit includes breach of contract and tort claims. The Company is vigorously defending itself against the suit and anticipates bringing counterclaims against RMHC.

In July 1996, Axiom was served a demand for arbitration by a former shareholder of Axiom. The American Arbitration Association arbitration is currently pending in northern California. The claims arise from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand seeks damages in excess of $3.3 million plus punitive damages, costs and attorney's fees. The Company is vigorously defending itself in this arbitration.

O. Supplemental Cash Flow Information
   ----------------------------------

Supplemental disclosures of cash flow information are presented as follows (in thousands):


                                        1996    1995    1994
                                       ------  ------  ------
     Cash paid during the year for:
       Interest                        $   46  $  343  $  189
       Income taxes                     3,523   3,146   4,897

During 1995, capital lease obligations of $357,000 were incurred by SCG, Axiom, and Ramos for the acquisition of certain equipment. During 1994, capital lease obligations of $50,000 were incurred by Ramos for the acquisition of certain equipment. In addition, the Company exchanged 1,275,000 shares of its common stock for 100% of the outstanding shares of CTP Scandinavia.

P.  Geographic Information
    ----------------------

Information about the Company's operations and total assets in North America and Europe is presented as follows (in thousands):


                                  1996      1995     1994
                                --------  --------  -------
Net revenues:
 North America                  $178,000  $115,430  $74,649
 Europe                           58,554    40,836   19,638
                                --------  --------  -------
Consolidated                    $236,554  $156,266  $94,287
                                ========  ========  =======

Income from operations:
 North America                  $ 28,820  $ 18,429  $11,753
 Europe                            5,793     2,092      517
                                --------  --------  -------
Consolidated                    $ 34,613  $ 20,521  $12,270
                                ========  ========  =======

Total assets at December 31:
 North America                  $105,766  $ 60,135  $38,515
 Europe                           24,634    17,411   13,536
                                --------  --------  -------
Consolidated                    $130,400  $ 77,546  $52,051
                                ========  ========  =======

North American operations consist primarily of information technology consulting and software development and implementation services in the United States. European operations consist of information technology consulting and software development services principally in the United Kingdom, the Netherlands, Switzerland, Sweden, Norway, Ireland, and Germany, which have similar business environments. There are no intercompany sales for the periods presented.

Q.  Quarterly Financial Information (unaudited)
    -------------------------------------------

The following table presents the unaudited quarterly financial information for the years ended 1996 and 1995 (in thousands, except per share data):


                                                          Quarters Ended
                              -----------------------------------------------------------------------
                                 March 31,           June 30,       September 30,      December 31,
                              ----------------   ----------------  ----------------  ----------------
                               1996     1995     1996      1995     1996     1995     1996     1995
                              -------  -------  -------  --------  -------  -------  -------  -------
Net revenues                  $47,279  $31,681  $56,257   $38,172  $63,869  $41,268  $69,149  $45,145

Income from operations          7,497    4,063    7,906     4,915    9,213    5,146    9,997    6,397

Income before income taxes      7,603    4,367    8,150     5,847    9,392    5,225   10,070    6,444

Net income                      4,587    2,573    4,865     3,605    5,606    3,236    6,042    3,934

Net income per share              .09      .05      .09       .07      .10      .06      .11      .07


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.

Our report on the consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. is included on page F-2 of this Form 10-K. In connection of our audits of such financial statements, we have also audited the related financial statements schedule for each of the three years in the period ended December 31, 1996, listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                             Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 3, 1997

                                                               SCHEDULE II

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1994, 1995, and 1996
                                (in thousands)

                                                                     Column C
                                                       ------------------------------------
                                                                                  (2)
                                            Column B                          Charged to                    Column E
                  Column A                 Balance at             (1)            other                     Balance at
               Allowances for              Beginning          Charged to       accounts -     Column D       End of
             Doubtful Accounts             of Period      cost and expenses    describe      Deductions      Period
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994              $       503     $            49      $       -     $       -    $      552
Year ended December 31, 1995                      552                 304              -            69           787
Year ended December 31, 1996                      787                 298              -             -         1,085