Form 10-Q
period 1997-03-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1997-05-13
CIK 895462

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
          (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to ________

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

     As of April 30, 1997, there were 49,026,928 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION:

Item 1:   Financial Statements

   Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                                   3

   Consolidated Statements of Operations for the Three Months
     Ended March 31, 1997 and 1996                                       4

   Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1997 and 1996                                       5

   Notes to Consolidated Financial Statements                            6

Item 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8


PART II - OTHER INFORMATION:

Item 1:   Legal Proceedings                                             12

Item 6:   Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              13

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                      March 31,            December 31,
                                                                        1997                   1996
                                                                     -----------          --------------
                                                                     (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                           $  18,769              $  19,817
  Investments held to maturity                                           13,653                 12,727
  Accounts receivable, less allowance of $1,235 and $1,085
    at March 31, 1997 and December 31, 1996, respectively                69,767                 55,540
  Unbilled revenue on contracts                                           2,115                  2,959
  Deferred income taxes                                                     161                    161
  Prepaid expenses and other current assets                              16,748                 14,195
                                                                      ---------              ---------
    Total current assets                                                121,213                105,399

Property and equipment, net                                              20,867                 19,027
Other assets                                                              3,501                  3,462
Goodwill, net                                                             2,312                  2,512
                                                                      ---------              ---------
    Total assets                                                      $ 147,893              $ 130,400
                                                                      =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  10,344              $  11,052
  Accrued expenses                                                       15,898                 17,410
  Deferred revenue                                                       10,949                  5,203
  Income taxes payable                                                    6,498                  3,178
  Obligations under capital leases, current                                  74                     74
                                                                      ---------              ---------
    Total current liabilities                                            43,763                 36,917

Obligations under capital leases                                            144                    162
Deferred income taxes                                                       471                    471

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 120,000,000
    shares; issued and outstanding 48,984,413 and 48,431,489
    at March 31, 1997 and December 31, 1996, respectively                   490                    484
  Additional paid-in capital                                             49,396                 44,652
  Retained earnings                                                      55,060                 47,970
  Foreign currency translation adjustment                                (1,431)                  (256)
                                                                      ---------              ---------
    Total stockholders' equity                                          103,515                 92,850
                                                                      ---------              ---------
    Total liabilities and stockholders' equity                        $ 147,893              $ 130,400
                                                                      =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                  (unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1997             1996
                                               -----------      -----------

Net revenues                                     $ 71,118         $ 47,279
Costs and expenses:
  Project personnel                                31,838           22,396
  General and administration                        7,957            5,502
  Sales and marketing                               6,512            3,515
  Other costs                                      13,216            8,369
                                                 --------         --------
    Total operating expenses                       59,523           39,782
                                                 --------         --------

Income from operations                             11,595            7,497

Other income (expense):
  Interest income                                     328              135
  Interest expense                                    (33)             (17)
  Foreign exchange loss                               (74)             (12)
                                                 --------         --------

Income before income taxes                         11,816            7,603
Provision for income taxes                          4,726            3,016
                                                 --------         --------

Net income                                       $  7,090         $  4,587
                                                 --------         --------

Net income per share                             $    .13         $    .09
                                                 ========         ========

Weighted average number of common and
  common equivalent shares outstanding             54,640           52,816
                                                 ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1997              1996
                                                                        ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $ 7,090           $ 4,587
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes                                           -               141
  Depreciation and amortization                                             1,691             1,115
  Tax benefit from exercise of stock options                                1,197             1,313
  Increase in accounts receivable                                         (15,179)           (3,056)
  Decrease (increase) in unbilled revenue on contracts                        689            (1,253)
  Increase in prepaid expenses and other current assets                    (2,833)           (1,086)
  (Decrease) increase in accounts payable                                    (421)            1,854
  Decrease in accrued expenses                                             (1,003)           (2,017)
  Increase in deferred revenue                                              5,859               192
  Increase in income taxes payable                                          3,110               702
  Other, net                                                                  (23)             (370)
                                                                          -------           -------
    Net cash provided by operating activities                                 177             2,122
                                                                          -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                        (3,747)           (2,414)
Purchase of investments held to maturity                                   (2,185)           (3,209)
Maturity of investments held to maturity                                    1,259             2,496
                                                                          -------           -------
    Net cash used in investing activities                                  (4,673)           (3,127)
                                                                          -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under credit arrangements                                        -                15
Obligations under capital leases                                              (18)              (61)
Dividend distribution                                                           -               (15)
Proceeds from exercise of stock options                                     1,412             1,095
Proceeds from employee stock purchase plan                                  2,140               756
                                                                          -------           -------
    Net cash provided by financing activities                               3,534             1,790
                                                                          -------           -------

Effect of foreign exchange rate changes on cash                               (86)               75

Net (decrease) increase in cash and cash equivalents                       (1,048)              860
Cash and cash equivalents at beginning of period                           19,817             7,490
                                                                          -------           -------
Cash and cash equivalents at end of period                                $18,769           $ 8,350
                                                                          =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A. Basis of Reporting
   ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In October and November of 1996, the Company acquired all of the outstanding capital stock of NatSoft S.A. (now Cambridge Switzerland) and Ramos & Associates, Inc. (now Cambridge Enterprise Resource Solutions (ERS)). The acquisitions of Cambridge Switzerland and ERS were accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquired companies. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three months ended March 31, 1997, are not necessarily indicative of results for the full year.

B. Net Income Per Share
   --------------------

Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of each applicable period to effect a stock split. Net income per share data also reflects, when applicable, the assumed issuance, at the beginning of the period, of common stock of the Company and options to purchase common stock of the Company relating to the acquisitions of Cambridge Switzerland and ERS, which were accounted for using the pooling of interests method of accounting. Primary and fully diluted income per share are the same for each period presented.

C. New Accounting Pronouncement
   ----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS), which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. The Company is currently assessing the impact of SFAS 128.

D. Subsequent Event
   ----------------

In July 1996, a suit was filed against the Company in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RMHC was seeking, among other things, a refund of $1.7 million of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit included breach of contract and tort claims. In April 1997, the Company and RMHC agreed to dismiss with prejudice all claims and counterclaims. The terms of the dismissal agreement did not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international software consulting and integration firm which provides services for the development and deployment of client/server distributed applications, including Internet-based applications. Working primarily with a fixed time/fixed fee price model, the Company's service offerings also include third-party software implementation and management consulting services. The Company continued to post strong operating results for the quarter ended March 31, 1997. Net revenues for the first quarter of 1997 increased 50% to $71.1 million compared to $47.3 million for the same period in 1996, reflecting increased demand for the Company's services, in North America, Europe, and Latin America. Net income for the quarter ended March 31, 1997, increased 55% to $7.1 million, or $.13 per share compared to $4.6 million, or $.09 per share for the same period in 1996.

The Company experienced increased demand for its services in North America for the first quarter of 1997, as it continued to focus on developing and implementing integrated service offerings for the Company and its 1996 acquisition of Ramos & Associates, Inc. (now Cambridge Enterprise Resource Solutions (ERS)). North American net revenues grew 59% in the first quarter of 1997 compared to the same period in 1996. In order to support the increased demand for the Company's services, total company headcount increased to 1,959 at March 31, 1997, from 1,824 at December 31, 1996. The Company will continue to focus on hiring and assimilating appropriate personnel to service its clients in the upcoming quarters.

During the first quarter of 1997, the Company made significant progress in establishing its presence in Latin America by winning a four-year contract with a Brazilian state government and continuing to perform projects in Puerto Rico and Mexico. In addition, the Company strengthened its operations in Switzerland and the United Kingdom by adding offices in Zurich and Manchester, respectively, bringing worldwide total office count to thirty-four locations. The Company also established an office in Toronto to take advantage of the increasing demand in Canada. The Company is currently working to create a presence in the Pacific Rim through the establishment of a sales office in Japan and is evaluating opportunities in Australia for deployment in the third quarter of 1997.

Results of Operations

Three Months Ended March 31, 1997, Compared to
   Three Months Ended March 31, 1996

Net revenues increased 50% to $71.1 million in 1997 compared to $47.3 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings, including strong growth in the enterprise resource solutions service market. North American net revenues remained strong, growing 59% to $55.2 million from $34.7 million in 1996. International net revenues grew 26% to $15.9 million in 1997 from $12.6 million in 1996, accounting for 22% and 27% of total net revenues, respectively. The decrease in international net revenues as a percentage of total net revenues is primarily due to a 29% decrease in net revenues for the first quarter of 1997 compared to the first quarter of 1996 at Cambridge Switzerland (formerly NatSoft S.A., which the Company acquired in October 1996) and the weakening of European currencies against the U.S. dollar in the first quarter of 1997 compared to the same period in 1996. Following the Company's acquisition of Cambridge Switzerland, the Company concentrated management resources on the integration of Cambridge Switzerland's operations with the Company's enterprise wide methodologies and procedures. This concentration of resources contributed to the decline in net revenues for this region. The Company believes that appropriate management and resources have been put in place and that Cambridge Switzerland is strongly positioned for the second quarter of 1997.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $31.8 million or 45% of net revenues in 1997 compared to $22.4 million or 47% of net revenues in 1996. The dollar increase resulted from hiring of additional project personnel over 1996 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses over 1996. Worldwide project personnel headcount increased 41% to 1,617 employees at March 31, 1997, from 1,149 employees at March 31, 1996. The decrease as a percentage of net revenues is primarily due to improvements in project personnel costs in the Company's operations in North America and Latin America. The Company currently expects to maintain project personnel costs as a percentage of net revenues at the same level as fiscal year 1996 for the remainder of fiscal 1997, as new employees are hired and assimilated to support its business growth. Additionally, the Company does not anticipate significant increases in wage and benefit levels for project personnel for the remainder of 1997.

General and administration expenses were $8.0 million or 11% of net revenues in 1997 compared to $5.5 million or 12% of net revenues in 1996. The percentage decrease from 1996 is primarily due to the significant increase in net revenues and the Company's continued focus on cost containment in this area. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America, Europe, and Latin America. The Company currently expects to maintain general and administration expenses as a percentage of net revenues at the current level for the remainder of 1997, while continuing to provide sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $6.5 million or 9% of net revenues in 1997 compared to $3.5 million or 7% in 1996. The dollar and percentage increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 67 at March 31, 1996, to 137 at March 31, 1997. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. These increases also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server trends, such as seminars for chief information officers, an Internet based CIO information network, and interactive management lab programs. The Company currently expects to maintain sales and marketing expenses as a percentage of net revenues at the current level for the remainder of 1997.

Other costs consists of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $13.2 million or 19% of net revenues in 1997 compared to $8.4 million or 18% of net revenues in 1996. The dollar and percentage increase from 1996 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America, Latin America, and Europe as the Company continues to execute its global expansion strategy. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company currently expects to maintain its other costs as a percentage of net revenues at the current level for the remainder of 1997.

Interest income increased to $328,000 in 1997 from $135,000 in 1996. This increase is principally due to increased cash and investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase.

Foreign exchange loss was $74,000 in 1997 compared to $12,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. The dollar increase is primarily due to unfavorable fluctuations in European currencies in the first quarter of 1997. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of March 31, 1997, the Company held foreign exchange contracts of approximately $10.2 million.

The Company's effective income tax rate in 1997 increased to 40.0% from 39.7% in 1996. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $7.1 million or $.13 per share for the 1997 period as compared to $4.6 million or $.09 per share for the same period in 1996. The Company increased its net income per share despite a 3% increase in the number of common and common equivalent shares outstanding primarily, due to stock options granted to employees and shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

The Company continues to generate cash flow from operations to fund its business growth and strategic acquisitions. In addition, the Company continues to operate primarily debt-free and enhance its working capital position. Working capital increased to $77.5 million at March 31, 1997, from $68.5 million at December 31, 1996. This increase was primarily due to increases in accounts receivable, proceeds from exercise of stock options, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees. The Company's days sales in accounts receivable was 80 days during the first quarter of 1997 compared to 79 days for the quarter ended
December 31, 1996. This increase is primarily due to the Company performing larger projects for major corporations in the 1997 period. The outstanding receivable balances from these clients are greater as a result of the higher billing amounts per project compared to smaller projects in 1996, coupled with the more time consuming payment processes of these major corporations. The Company's treasury function, which is primarily responsible for worldwide collection and cash management efforts, continues to focus on its outstanding receivables by involving its project management staff in the collection process.

Net cash provided by operating activities decreased by $1.9 million to $177,000 in 1997 from $2.1 million for the comparable period in 1996. The significant increases in net income, tax benefit from exercise of stock options, and deferred revenue was offset by the increases in accounts receivable and prepaid expenses and other current assets.

Capital expenditures of $3.7 million in 1997 were used principally for computer equipment to support the Company's expanding operations and employee workstations and leasehold improvements related to the Company's expanding and new offices in North America, Latin America, and Europe. Capital expenditures for 1997 are expected to approximate $20.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America, Latin America, Europe, and the Pacific Rim. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

The Company maintains a $20.0 million uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"). The Facility, which expires on June 30, 1998, allows the Company to elect an interest rate of either Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At March 31, 1997 and December 31, 1996, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1998, to meet the Company's short-term and long-term working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1997, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America, Latin America, Europe, and the Pacific Rim. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic conditions could also adversely affect future results and liquidity.

This Form 10-Q includes forward-looking statements which involve risks and uncertainties, particularly as to net revenues and profits, capital expenditures, future liquidity needs, working capital needs, and project personnel costs, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. The Company's actual future results may differ significantly from those stated in any forward looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the period, the number of working days in a period, employee hiring and utilization rates, acceptance and profitability of the Company's services in new territories, and integration of companies acquired. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
------- -----------------

In July 1996, a suit was filed against the Company in the United States District Court for the District of Colorado in Denver by Rocky Mountain Healthcare Corporation ("RMHC"). RMHC was seeking, among other things, a refund of $1.7 million of contract payments and related damages arising from the Company's alleged breach of an agreement pursuant to which the Company provided software system design and consulting services to RMHC. The suit included breach of contract and tort claims. In April 1997, the Company and RMHC agreed to dismiss with prejudice all claims and counterclaims. The terms of the dismissal agreement did not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K
------- --------------------------------


   a. Exhibits:

       (11)   Statement Regarding Computation of Earnings Per Share:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997           1996
                                                     -----------    -----------
                                               (in thousands, except per share data)

Net income                                             $ 7,090        $ 4,587
                                                       =======        =======

Weighted average number of
  common shares outstanding                             48,741         45,953

Dilutive effect of common equivalent
  shares of stock options and warrants                   5,899          6,863

Weighted average number of common and                  -------        -------
  common equivalent shares outstanding                  54,640         52,816
                                                       =======        =======


Net income per share (1)                               $   .13        $   .09
                                                       =======        =======

   (1) Primary and fully diluted income per share are the same for all periods presented.

   b.  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



              Date:  May 12, 1997              By: /s/ Arthur M. Toscanini
                                                   -----------------------------
                                                   Arthur M. Toscanini
                                                    Executive Vice President and
                                                       Chief Financial Officer