Form 10-Q
period 1997-06-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1997-08-14
CIK 895462

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

       (Mark One)

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1997

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

                                (617) 374-9800
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                   ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1997, there were 49,863,200 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:


Item 1:  Financial Statements

  Consolidated Balance Sheets as of June 30, 1997 and
    December 31, 1996                                                3

  Consolidated Statements of Operations for the Three and
    Six Months Ended June 30, 1997 and 1996                          4

  Consolidated Statements of Cash Flows for the Six
    Months Ended June 30,1997 and 1996                               5

  Notes to Consolidated Financial Statements                         6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8


PART II - OTHER INFORMATION:

Item 4:  Submission of Matters to a Vote of Security Holders         13

Item 6:  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           15

EXHIBIT INDEX                                                        16

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                             June 30,     December 31,
                                                            ----------    ------------
                                                               1997           1996
                                                            ----------    ------------
                                                           (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 36,071       $ 19,817
 Investments held to maturity                                  14,470         12,727
 Accounts receivable, less allowance of $1,285 and 1,085
   at June 30, 1997 and December 31, 1996, respectively        76,475         55,540
 Unbilled revenue on contracts                                  1,899          2,959
 Deferred income taxes                                            161            161
 Prepaid expenses and other current assets                     17,406         14,195
                                                             --------       --------
   Total current assets                                       146,482        105,399

Property and equipment, net                                    24,038         19,027
Other assets                                                    5,147          3,462
Goodwill, net                                                   2,113          2,512
                                                             --------       --------
   Total assets                                              $177,780       $130,400
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $ 15,157       $ 11,052
 Accrued expenses                                              23,723         17,410
 Deferred revenue                                              13,193          5,203
 Income taxes payable                                           6,850          3,178
 Obligations under capital leases, current                         74             74
                                                             --------       --------
   Total current liabilities                                   58,997         36,917

Obligations under capital leases                                  127            162
Deferred income taxes                                             471            471

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 120,000,000
   shares;  issued and outstanding 49,632,106 and 48,431,489
   at June 30, 1997 and December 31, 1996, respectively           496            484
 Additional paid-in capital                                    56,341         44,652
 Retained earnings                                             63,123         47,970
 Foreign currency translation adjustment                       (1,775)          (256)
                                                             --------       --------
   Total stockholders' equity                                 118,185         92,850
                                                             --------       --------
   Total liabilities and stockholders' equity                $177,780       $130,400
                                                             ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

             CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                  (unaudited)


                                Three Months Ended June 30,        Six Months Ended June 30,
                               -----------------------------     -----------------------------
                                    1997           1996               1997          1996
                                 ----------     ----------         ----------    -----------

Net revenues                      $ 83,292       $ 56,257           $154,410       $103,536
Costs and expenses:
  Project personnel                 37,916         26,152             69,754         48,548
  General and administration         9,872          7,342             17,829         12,844
  Sales and marketing                6,792          4,172             13,304          7,687
  Other costs                       15,891         10,685             29,107         19,054
                                  --------       --------           --------       --------
    Total operating expenses        70,471         48,351            129,994         88,133
                                  --------       --------           --------       --------

Income from operations              12,821          7,906             24,416         15,403

Other income (expense):
  Interest income                      659            265                987            400
  Interest expense                     (33)           (17)               (66)           (34)
  Foreign exchange (loss)               (8)            (4)               (82)           (16)
                                  --------       --------           --------       --------

Income before income taxes          13,439          8,150             25,255         15,753
Provision for income taxes           5,376          3,285             10,102          6,301
                                  --------       --------           --------       --------

Net income                        $  8,063       $  4,865           $ 15,153       $  9,452
                                  ========       ========           ========       ========

Net income per share              $    .15       $    .09           $    .28       $    .18
                                  ========       ========           ========       ========

Weighted average number of
  common and common
  equivalent shares outstanding     54,823         54,573             54,752         54,161
                                  ========        =======           ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended June 30,
                                                        -------------------------------
                                                              1997           1996
                                                          ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 15,153      $  9,452
Amounts that reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                 3,440         2,572
 Tax benefit from exercise of stock options                    4,984         3,042
 Provision for deferred income taxes                               -           315
 Increase in accounts receivable                             (22,193)       (9,452)
 Decrease (increase) in unbilled revenue on contracts            885        (1,454)
 Increase in prepaid expenses and other current assets        (3,561)       (4,397)
 Increase in accounts payable                                  4,450         3,195
 Increase in accrued expenses                                  6,935         1,525
 Increase in deferred revenue                                  8,110         2,142
 Increase (decrease) in income taxes payable                   3,440          (141)
 Other, net                                                   (1,671)         (559)
                                                            --------      --------
   Net cash provided by operating activities                  19,972         6,240
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                           (8,573)       (5,891)
Purchase of investments held to maturity                      (9,255)       (9,388)
Maturity of investments held to maturity                       7,511         7,806
                                                            --------      --------
   Net cash used for investing activities                    (10,317)       (7,473)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments under credit arrangements                             -          (325)
Obligations under capital leases                                 (33)         (118)
Dividend distribution                                              -           (15)
Proceeds from employee stock purchase plan                     2,140           758
Proceeds from exercise of stock options                        4,564         4,903
                                                            --------      --------
   Net cash provided by financing activities                   6,671         5,203
                                                            --------      --------

Effect of foreign exchange rate changes on cash                  (72)         (221)

Net increase in cash and cash equivalents                     16,254         3,749
Cash and cash equivalents at beginning of period              19,817         7,490
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 36,071      $ 11,239
                                                            ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In October and November of 1996, the Company acquired all of the outstanding capital stock of NatSoft S.A. (now Cambridge Switzerland) and Ramos & Associates, Inc. (now Cambridge Enterprise Resource Solutions (ERS)). The acquisitions of Cambridge Switzerland and ERS were accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquired companies. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results for the full year.

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

C.  Foreign Exchange Contracts
    --------------------------

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts relate primarily to European currencies and generally have maturities of one month. The impact of exchange rate movements on contracts are recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of June, 30, 1997, the Company held foreign exchange forward contracts of approximately $2.4 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

D.  Accounting Pronouncements
    -------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(SFAS), which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. The Company estimates that basic EPS would have been $.16 cents and $.31 cents for the three and six months ended June 30, 1997. Dilutive EPS would not have been materially different from primary EPS presented in these financial statements.

In July 1997, FASB issued SFAS 130 - Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after

December 15, 1997 with earlier application permitted. The Company is currently assessing the impact of SFAS 130.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international software consulting and integration firm which provides services for the development and deployment of client/server distributed applications, including Internet-based applications. Working primarily with a fixed time/fixed fee price model, the Company's service offerings also include third-party software implementation and management consulting services. The Company continued to post strong operating results for the quarter ended June 30, 1997. Net revenues for the second quarter of 1997 increased 48% to $83.3 million compared to $56.3 million for the same period in 1996, reflecting increased demand for the Company's services, in North America, Europe, and Latin America. Net income for the quarter ended June 30, 1997, increased 66% to $8.1 million, or $.15 per share compared to $4.9 million, or $.09 per share for the same period in 1996.

The Company experienced increased demand for its services in both North America and Europe for the second quarter of 1997, and it continued to focus on developing and implementing integrated service offerings for the Company and its 1996 acquisitions of Ramos & Associates, Inc. (now Cambridge Enterprise Resource Solutions (ERS)) and NatSoft S.A. (now Cambridge Switzerland). The Company believes that the appropriate management and resources are in place and that Cambridge Switzerland is strongly positioned for the third quarter of 1997 with five major client engagements beginning this quarter. Total North American net revenues grew 51% in the second quarter of 1997 compared to the same period in 1996. In order to support the increased demand for the Company's services, total Company headcount increased to 2,263 at June 30, 1997, from 1,824 at December 31, 1996. The Company continues to focus on hiring and assimilating appropriate personnel to service its clients in the upcoming quarters and has an aggregate of 177 new hires and prospective employee commitments in place for the third quarter as of August 1, 1997.

During the second quarter of 1997, the Company continued to expand its business in Latin America and Canada demonstrating increased acceptance of the Company's service offerings in these markets. In addition, the Company opened an office in Tokyo, and added additional offices in Reading and Manchester, England, and East Brunswick, New Jersey expanding to 38 offices worldwide. In July, the Company opened an office in Melbourne, Australia.

Results of Operations

Three Months Ended June 30, 1997, Compared to
  Three Months Ended June 30, 1996

Net revenues increased 48% to $83.3 million in 1997 compared to $56.3 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings, including strong growth in the enterprise resource solutions service market. North American net revenues remained strong, growing 51% to $65.9 million from $43.5 million in 1996. International net revenues grew 37% to $17.4 million in 1997 from $12.7 million in 1996. International net revenue results were negatively impacted by the continuing strength of the U.S. dollar against international currencies, as revenue growth increased by 48% to $18.8 million.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $37.9 million and $26.2 million or 46% of net revenues for both periods.

The dollar increase resulted from hiring of additional project personnel over 1996 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. Worldwide project personnel headcount increased 46% to 1,921 employees at June 30, 1997, from 1,312 employees at June 30, 1996. The Company currently expects to maintain project personnel costs as a percentage of net revenues at the same level as fiscal year 1996 for the remainder of fiscal 1997, as new employees are hired and assimilated to support its business growth. Additionally, the Company currently does not anticipate significant increases in wage and benefit levels for project personnel for the remainder of 1997.

General and administration expenses were $9.9 million or 12% of net revenues in 1997 compared to $7.3 million or 13% of net revenues in 1996. The percentage decrease from 1996 is primarily due to the significant increase in net revenues and the Company's continued focus on cost containment in this area. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America, Europe, and Latin America. The Company currently expects to maintain general and administration expenses as a percentage of net revenues at approximately the current level for the remainder of 1997, while continuing to provide sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $6.8 million or 8% of net revenues in 1997 compared to $4.2 million or 7% in 1996. The dollar and percentage increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 89 at June 30, 1996, to 143 at June 30, 1997. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. These increases also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server trends, such as seminars for chief information officers, an Internet-based CIO information network, and interactive management lab programs. The Company currently expects to maintain sales and marketing expenses as a percentage of net revenues at approximately the current level for the remainder of 1997.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $15.9 million and $10.7 million or 19% of net revenues for both periods. The dollar increase from 1996 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America, Latin America, Asia, and Europe as the Company continues to execute its global expansion strategy. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company currently expects to maintain its other costs as a percentage of net revenues at approximately the current level for the remainder of 1997.

Interest income increased to $659,000 in 1997 from $265,000 in 1996. This increase reflects growth in cash and investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase.

Foreign exchange loss of $8,000 in 1997 compared to $4,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. The dollar increase is primarily due to unfavorable fluctuations in European currencies in the second quarter of 1997. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of June 30, 1997, the Company held foreign exchange contracts of approximately $2.4 million.

The Company's effective income tax rate in 1997 decreased to 40.0% from 40.3% in 1996. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $8.1 million or $.15 per share for the 1997 period as compared to $4.9 million or $.09 per share for the same period in 1996. The Company increased its net income per share despite a 1% increase in the number of common and common equivalent shares outstanding, primarily due to stock options granted to employees and shares issued under the employee stock purchase plan.

Six Months Ended June 30, 1997, Compared to
  Six Months Ended June 30, 1996

Net revenues increased 49% to $154.4 million in 1997 compared to $103.5 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings, including strong growth in the enterprise resource solutions service market. North American net revenues remained strong, growing 56% to $122.4 million from $78.4 million in 1996. International net revenues grew 27% to $32.0 million in 1997 from $25.1 million in 1996. International net revenue results were negatively impacted by the continuing strength of the U.S. dollar against international currencies, as revenue growth increased by 38% to $34.5 million.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $69.8 million or 45% of net revenues in 1997 compared to $48.5 million or 47% of net revenues in 1996. The dollar increase resulted from hiring of additional project personnel over 1996 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. The decrease as a percentage of net revenues is primarily due to improvements in project personnel costs in the Company's North American and Latin American operations. The Company currently expects that its project personnel costs will increase to approximately 46% of net revenues on a full year basis.

General and administration expenses were $17.8 million and $12.8 million or 12% of net revenues for both periods. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America, Europe, and Latin America.

Sales and marketing expenses were $13.3 million or 9% of net revenues in 1997 compared to $7.7 million or 7% in 1996. The dollar and percentage increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 89 at June 30, 1996, to 143 at June 30, 1997. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. These increases also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server trends, such as seminars for chief information officers, an Internet-based CIO information network, and interactive management lab programs.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $29.1 million or 19% of net revenues in 1997 compared to $19.1 million or 18% of net revenues in 1996. The dollar and percentage increase from 1996 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America, Latin America, Asia, and Europe as the Company continues to execute its global expansion strategy.

Interest income increased to $987,000 in 1997 from $400,000 in 1996. This increase is principally due to increased cash and investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase.

Foreign exchange loss of $82,000 in 1997 compared to $16,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. The dollar increase is primarily due to unfavorable fluctuations in European currencies in the first half of 1997 compared to the same period in 1996.

The Company's effective income tax rate in 1997 and 1996 was 40.0%. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $15.2 million or $.28 per share for the 1997 period as compared to $9.5 million or $.18 per share for the same period in 1996. The Company increased its net income per share despite a 1% increase in the number of common and common equivalent shares outstanding, primarily due to stock options granted to employees and shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

The Company continues to generate cash flow from operations to fund its business growth and geographic expansion. In addition, the Company continues to operate primarily debt-free and enhance its working capital position. Working capital increased to $87.5 million at June 30, 1997, from $68.5 million at December 31, 1996. This increase was primarily due to increases in accounts receivable, proceeds from the exercise of stock options, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees. The Company's days sales in accounts receivable was 80 days during the second quarter of 1997 compared to 79 days for the quarter ended December 31, 1996. The Company's treasury function, which is responsible for worldwide collection and cash management efforts, continues to focus on its outstanding receivables by involving its project management staff in the collection process.

Net cash provided by operating activities increased by $13.7 million to $20.0 million in 1997 from $6.2 million for the comparable period in 1996. The significant increases in net income, tax benefit from the exercise of stock options, and deferred revenue was partially offset by the increases in accounts receivable and prepaid expenses and other current assets.

Capital expenditures of $8.6 million through June 30, 1997 were used principally for computer equipment to support the Company's expansion activities, employee workstations, and leasehold improvements related to the Company's growth of new offices in North America, Latin America, Asia, and Europe. Capital expenditures for 1997 are expected to approximate $20.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America, Latin America, Asia and Europe. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

The Company maintains a $20.0 million uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"). The Facility, which expires on June 30, 1998, allows the Company to elect an interest rate of either Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At June 30, 1997 and December 31, 1996, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1998, to meet the Company's short-term and long-term working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1997, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America, Latin America, Asia and Europe. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic conditions could also adversely affect future results and liquidity.

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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          PART II - OTHER INFORMATION

ITEM 4  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a)  The annual meeting of stockholders was held on May 14, 1997.

(b)  Not applicable.

(c) A vote was proposed to (1) fix the number of directors at eight and to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) consider and act upon a proposal to approve an amendment to the Company's 1991 Stock Option Plan (the "1991 Plan") to (A) increase the number of shares authorized under such 1991 Plan to 19 million shares of common stock and (B) provide for the transferability of stock options as authorized by the Management Resource Committee of the Board of Directors; and (3) ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending December 31, 1997.

The voting results were as follows:


                                                   Votes         Withheld           Votes          Broker
                                 Votes for        Against        Authority         Abstained      Non-votes
                                 ----------      ----------      ---------         ---------      ---------
(1)  James K. Sims                44,201,062         N/A          141,667               N/A           -
     Warren V. Musser             44,236,748         N/A          105,981               N/A           -
     Jean C. Tempel               44,241,942         N/A          100,787               N/A           -
     Robert E. Keith, Jr.         44,251,222         N/A           91,507               N/A           -
     Jack L. Messman              44,250,472         N/A           92,257               N/A           -
     John W. Poduska, Sr., Ph.D.  44,243,942         N/A           98,787               N/A           -
     James I. Cash, Jr., Ph.D.    44,250,188         N/A           92,541               N/A           -
     James D. Robinson, III       44,247,797         N/A           94,932               N/A           -
(2)  1991 Stock Option Plan       25,875,812      13,910,871       N/A               57,449       4,498,597
(3)  Coopers & Lybrand L.L.P.     44,276,048          31,017       N/A               35,664           -

(d)     Not applicable


ITEM 6.  Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     Exhibits:

        (10.1) Rights Agreement, dated as of June 23, 1997, by and between Cambridge Technology Partners (Massachusetts), Inc. and
                Chasemellon Shareholder Services, LLC, as Rights Agent
                (incorporated herein by reference to


                Exhibit 4.1 to the Company's Report on Form 8-K, dated June 23,
                1997 and filed on July 1, 1997).

        (10.2)  Amended and Restated 1991 Stock Option Plan of the Company
                (filed as part of this report).

        (10.3) Form of Incentive Stock Option Agreement for Executive Officers under the 1991 Stock Option Plan of the Company, as amended
                (filed as part of this report).

        (10.4)  Form of Incentive Stock Option Agreement for Non-Executive
                Officer Employees under the 1991 Stock Option Plan of the
                Company, as amended (filed as part of this report).

        (10.5)  Form of Non-Qualified Stock Option Agreement for Executive
                Officers, as amended (filed as part of this report).

        (10.6)  Form of Non-Qualified Stock Option Agreement for Non-Executive
                Officer Employees, as amended (filed as part of this report).

        (11.1) Statements Regarding Computation of Earnings Per Share (filed as part of this report).

(b) There were no reports on Form 8-K filed for the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



              Date:  August 13, 1997      By: /s/ Arthur M. Toscanini
                                             -------------------------------
                                              Arthur M. Toscanini
                                              Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                 Description
-----------                 -----------
10.1         Rights Agreement, dated as of June 23,
             1997, by and between Cambridge Technology
             Partners (Massachusetts), Inc. and
             Chasemellon Shareholder Services, LLC, as
             Rights Agent (incorporated herein by
             reference to Exhibit 4.1 to the Company's
             Report on Form 8-K dated June 23, 1997, and
             filed on July 1, 1997).

10.2 Amended and Restated 1991 Stock Option Plan of the Company (filed as part of this report).

10.3 Form of Incentive Stock Option Agreement for Executive Officers under the 1991 Stock
             Option Plan of the Company, as amended
             (filed as part of this report).

10.4         Form of Incentive Stock Option Agreement for
             Non-Executive Officer Employees under the 1991
             Stock Option Plan of the Company, as amended
             (filed as part of this report).

10.5 Form of Non-Qualified Stock Option Agreement for Executive Officers, as amended (filed as part of this report).

10.6 Form of Non-Qualified Stock Option Agreement for Non-Executive Officer Employees, as amended
             (filed as part of this report).

11.1         Statements Regarding Computation of
             Earnings Per Share (filed as part of this report).

-----------------------------