Form 10-Q
period 1997-09-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1997-11-12
CIK 895462

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

         (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1997

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to
                                               ----------    ----------

                        Commission File Number 0-21040


                         CAMBRIDGE TECHNOLOGY PARTNERS
                             (MASSACHUSETTS), INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                          06-1320610
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)


       304 Vassar Street,
   Cambridge, Massachusetts
     (Address of principal                                      02139
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

         As of October 31, 1997, there were 50,478,879 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION:

Item 1:   Financial Statements

     Consolidated Balance Sheets as of September 30, 1997 and
        December 31, 1996                                                  3

     Consolidated Statements of Operations for the Three and
        Nine Months Ended September 30, 1997 and 1996                      4

     Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996                           5

     Notes to Consolidated Financial Statements                            6


Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8


PART II - OTHER INFORMATION:


Item 6:   Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                15


Exhibit Index                                                             16

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                        September 30,  December 31,
                                                                            1997          1996
                                                                        -------------  ------------
                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $   41,836    $ 19,817
    Investments held to maturity                                              15,251      12,727
    Accounts receivable, less allowance of $1,363 and $1,085
      at September 30, 1997 and December 31, 1996, respectively               81,253      55,540
    Unbilled revenue on contracts                                              4,310       2,959
    Deferred income taxes                                                        161         161
    Prepaid expenses and other current assets                                 23,417      14,195
                                                                          ----------    --------
      Total current assets                                                   166,228     105,399

Property and equipment, net                                                   27,830      19,027
Other assets                                                                   5,090       3,462
Goodwill, net                                                                  1,913       2,512
                                                                          ----------    --------
      Total assets                                                        $  201,061    $130,400
                                                                          ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   18,361    $ 11,052
    Accrued expenses                                                          26,012      17,410
    Deferred revenue                                                           9,352       5,203
    Income taxes payable                                                       8,315       3,178
    Obligations under capital leases, current                                     86          74
                                                                          ----------    --------
      Total current liabilities                                               62,126      36,917

Obligations under capital leases                                                 111         162
Deferred income taxes                                                            471         471

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value, authorized 120,000,000 shares;
      issued and outstanding 50,253,544 and 48,431,489 shares
      at September 30, 1997 and December 31, 1996, respectively                  502         484
    Additional paid-in capital                                                67,147      44,652
    Retained earnings                                                         72,593      47,970
    Foreign currency translation adjustment                                   (1,889)       (256)
                                                                          ----------    --------
      Total stockholders' equity                                             138,353      92,850
                                                                          ----------    --------
      Total liabilities and stockholders' equity                          $  201,061    $130,400
                                                                          ==========    ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                             --------------------------------     -------------------------------
                                                  1997              1996               1997              1996
                                             --------------    --------------     --------------    -------------
Net revenues                                 $    96,091         $    63,869       $   250,501       $   167,405
Costs and expenses:
    Project personnel                             43,656              29,406           113,410            77,954
    General and administration                     9,904               7,773            27,733            20,617
    Sales and marketing                            8,223               4,722            21,527            12,409
    Other costs                                   19,061              12,755            48,168            31,809
                                             -----------         -----------       -----------       -----------
       Total operating expenses                   80,844              54,656           210,838           142,789
                                             -----------         -----------       -----------       -----------

Income from operations                            15,247               9,213            39,663            24,616

Other income (expense):
    Interest income                                  632                 255             1,619               655
    Interest expense                                 (31)                (10)              (97)              (44)
    Foreign exchange loss                            (65)                (66)             (147)              (82)
                                             -----------         -----------       -----------       -----------

Income before income taxes                        15,783               9,392            41,038            25,145
Provision for income taxes                         6,313               3,786            16,415            10,087
                                             -----------         -----------       -----------       -----------

Net income                                   $     9,470         $     5,606       $    24,623       $    15,058
                                             ===========         ===========       ===========       ===========

Net income per share                         $       .17         $       .10       $       .45       $       .28
                                             ===========         ===========       ===========       ===========

Weighted average number of
    common and common
    equivalent shares outstanding                 56,223              55,305            55,391            54,231
                                             ===========         ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                     1997         1996
                                                                  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $ 24,623     $ 15,058
Amounts that reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                    5,499        4,006
    Tax benefit from exercise of stock options                       8,900        5,498
    Provision for deferred income taxes                                  -          451
    Increase in accounts receivable                                (27,141)     (25,552)
    Increase in unbilled revenue on contracts                       (1,531)      (2,060)
    Increase in prepaid expenses and other current assets           (9,637)      (3,456)
    Increase in accounts payable                                     7,681        5,884
    Increase in accrued expenses                                     9,238        4,762
    Increase in deferred revenue                                     4,281        6,358
    Increase in income taxes payable                                 4,921        1,424
    Other, net                                                      (1,612)        (215)
                                                                  --------     --------
       Net cash provided by operating activities                    25,222       12,158
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                (14,298)     (10,289)
Purchase of investments held to maturity                           (15,107)     (15,450)
Maturity of investments held to maturity                            12,583       11,746
                                                                  --------     --------
       Net cash used for investing activities                      (16,822)     (13,993)
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments under credit arrangements                                   -         (325)
Obligations under capital leases                                       (38)        (135)
Dividend distribution                                                    -          (15)
Proceeds from employee stock purchase plan                           4,914        2,071
Proceeds from exercise of stock options                              8,698        5,584
                                                                  --------     --------
       Net cash provided by financing activities                    13,574        7,180
                                                                  --------     --------

Effect of foreign exchange rate changes on cash                         45         (629)

Net increase in cash and cash equivalents                           22,019        4,716
Cash and cash equivalents at beginning of period                    19,817        7,490
                                                                  --------     --------
Cash and cash equivalents at end of period                        $ 41,836     $ 12,206
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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The consolidated results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of results for the full year.

B.   Net Income Per Share
     --------------------

Net income per share data is computed using the weighted average number of common shares outstanding, the assumed exercise of stock options and warrants (using the treasury stock method), and the assumed issuance of a stock dividend at the beginning of each applicable period to effect a stock split. Net income per share for the 1996 periods also reflects the assumed issuance, at the beginning of each period, of common stock of the Company and options to purchase common stock of the Company relating to acquisitions accounted for using the pooling of interests method of accounting. Primary and fully diluted income per share are the same for each period presented.

C.   Foreign Exchange Contracts
     --------------------------

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts relate primarily to European currencies and generally have maturities of one month. The impact of exchange rate movements on contracts are recorded in other income for the period in which the exchange rates change, generally consistent with the term of the contract. As of September 30, 1997, the Company held foreign exchange forward contracts of approximately $4.4 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

D.   Accounting Pronouncements
     -------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. The Company estimates that basic EPS would have been $.19 and $.50 for the three and nine months ended September 30, 1997, respectively. Dilutive EPS would not have been materially different from primary EPS presented in the accompanying consolidated financial statements.

In July 1997, FASB issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently assessing the impact of SFAS 130.

E.   Subsequent Event
     ----------------

In October 1997, Cambridge Technology Capital Fund I L.P. (the "Fund") was formed with committed capital of approximately $23.4 million through the first closing. The Fund is a limited partnership and a wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital will be provided by institutional investors and directors and employees of the Company. The Fund intends to invest in expansion stage, private companies providing products and services within areas of the Company's strategic expertise.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international consulting and systems integration firm which provides services for strategic consulting, process innovation, custom and package software deployment (including Enterprise Resource Planning applications), networking, and training to rapidly deliver strategic business information systems. Working primarily with a fixed time/fixed fee price model, the Company continued to post strong operating results for the quarter ended September 30, 1997. Net revenues for the third quarter of 1997 increased 50% to $96.1 million compared to $63.9 million for the same period in 1996, reflecting increased demand for the Company's services, in North America and International regions. Net income for the quarter ended September 30, 1997, increased 69% to $9.5 million, or $.17 per share compared to $5.6 million, or $.10 per share for the same period in 1996.

The Company continued to experience increased demand for its services in North America and international regions for the third quarter of 1997, while maintaining a focus on developing and implementing integrated service offerings for the Company and its 1996 acquisitions of Ramos & Associates, Inc. (now known as Cambridge Enterprise Resource Solutions (ERS)) and NatSoft S.A. (now known as Cambridge Switzerland). Total net revenues in North America grew 54% in the third quarter of 1997 compared to the same period in 1996. Both 1996 acquisitions continued to post strong results for the third quarter. ERS and Cambridge Switzerland increased revenue by 12% and 153%, respectively, over the second quarter of 1997. The Company believes that both ERS and Cambridge Switzerland are well positioned for the fourth quarter of 1997 as they continue to strengthen their client base. In order to support the increased demand for the Company's services, total Company headcount increased to 2,521 at September 30, 1997, from 1,824 at December 31, 1996. The company remains confident in its ability to hire and assimilate qualified personnel in meeting the demand for its services in the fourth quarter of 1997.

During the third quarter of 1997, the Company continued to expand its business in Latin America and Canada demonstrating increased acceptance of the Company's service offerings in these markets. In addition, the Company opened an office in Melbourne, Australia, Bangalore, India, and added offices in Newport Beach, California, and Washington, D.C., bringing worldwide locations to 41 offices.

Results of Operations

Three Months Ended September 30, 1997, Compared to
   Three Months Ended September 30, 1996

Net revenues increased 50% to $96.1 million in the 1997 period compared to $63.9 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings, including strong growth in the enterprise resource solutions service market. North American net revenues remained strong, growing 54% to $75.2 million in 1997 from $48.7 million in 1996. International net revenues grew 38% to $20.9 million in 1997 from $15.2 million in 1996. International net revenue results were negatively impacted by the continuing strength of the U.S. dollar against international currencies, as revenue growth increased by 49% to $22.7 million excluding the impact of foreign exchange fluctuations.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $43.7 million or 45% of net revenues in 1997 and $29.4 million or 46% of net revenues in 1996. The dollar increase resulted from hiring of additional project personnel over 1996 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. Worldwide project personnel headcount increased 39% to 2,121 employees at September 30, 1997, from 1,531 employees at September 30, 1996. The decrease as a percentage of net revenues is primarily due to improvements in project personnel costs in the Company's North American and European operations. The Company is experiencing an increase in salaries and wages for project personnel due to a decrease in the pool of potential employees. While the Company anticipates meeting its hiring goals for 1997, it does expect salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs. The Company currently expects to maintain project personnel costs as a percentage of net revenues at approximately the same level as fiscal year 1996 for the remainder of fiscal year 1997, as new employees are hired and assimilated to support its business growth.

General and administration expenses were $9.9 million or 10% of net revenues in 1997 compared to $7.8 million or 12% of net revenues in 1996. The percentage decrease from 1996 is primarily due to the significant increase in net revenues and the Company's continued focus on cost containment in this area. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America and international regions. The Company currently expects to maintain general and administration expenses as a percentage of net revenues at approximately the current level for the remainder of 1997, while continuing to provide sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $8.2 million or 9% of net revenues in 1997 compared to $4.7 million or 7% of net revenues in 1996. The dollar and percentage increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 94 at September 30, 1996, to 170 at September 30, 1997. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. These increases also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server internet trends, such as seminars for chief information officers, an internet-based CIO information network, and interactive management lab programs. The Company currently expects to maintain sales and marketing expenses as a percentage of net revenues at approximately the current level for the remainder of 1997.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $19.1 million in 1997 and $12.8 million in 1996 or 20% of net revenues for both periods. The dollar increase resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America and international regions as the Company continues to execute its global expansion strategy. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company currently expects to maintain its other costs as a percentage of net revenues at approximately the current level for the remainder of 1997.

Interest income increased to $632,000 in 1997 from $255,000 in 1996. This increase reflects growth in cash and investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short term commercial paper.

Foreign exchange loss was $65,000 in 1997 compared to $66,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. The exchange loss is primarily due to unfavorable fluctuations in European currencies in the third quarter of 1997. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of September 30, 1997, the Company held foreign exchange contracts of approximately $4.4 million.

The Company's effective income tax rate in 1997 decreased to 40.0% from 40.3% in 1996. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $9.5 million or $.17 per share for the 1997 period as compared to $5.6 million or $.10 per share for the same period in 1996. The Company increased its net income per share despite a 2% increase in the number of common and common equivalent shares outstanding, primarily due to stock options granted to employees and shares issued under the employee stock purchase plan.

Nine Months Ended September 30, 1997, Compared to
   Nine Months Ended September 30, 1996

Net revenues increased 50% to $250.5 million in 1997 compared to $167.4 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings, including strong growth in the enterprise resource solutions service market. North American net revenues remained strong, growing 53% to $194.3 million in 1997 from $126.8 million in 1996. International net revenues grew 38% to $56.2 million in 1997 from $40.6 million in 1996. International net revenue results were negatively impacted by the continuing strength of the U.S. dollar against international currencies, as revenue growth increased by 49% to $60.5 million excluding the impact of foreign exchange fluctuations.

Project personnel costs were $113.4 million or 45% of net revenues in 1997 compared to $78.0 million or 47% of net revenues in 1996. The dollar increase resulted from hiring of additional project personnel over 1996 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. The decrease as a percentage of net revenues is primarily due to improvements in project personnel costs in the Company's North American and European operations. The Company currently expects that its project personnel costs will increase to approximately 46% of net revenues on a full year basis as salaries and wages increase while the Company attempts to attract new employees.

General and administration expenses were $27.7 million or 11% of net revenues in 1997 compared to $20.6 million or 12% of net revenues in 1996. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America and international regions. The percentage decrease from 1996 is primarily due to the significant increase in net revenues and the Company's continued focus on cost containment in this area. The Company currently expects to maintain general and administration expenses at approximately 11% of net revenues on a full year basis.

Sales and marketing expenses were $21.5 million or 9% of net revenues in 1997 compared to $12.4 million or 7% of net revenues in 1996. The dollar and percentage increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 94 at September 30, 1996, to 170 at September 30, 1997. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. These increases also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs that provide clients with opportunities to learn about new technologies and client/server internet trends, such as seminars for chief information officers, an internet-based CIO information network, and interactive management lab programs. The Company currently expects to maintain sales and marketing expenses as a percentage of net revenues at approximately the current level for 1997 on a full year basis.

Other costs were $48.2 million or 19% of net revenues in 1997 compared to $31.8 million or 19% of net revenues in 1996. The dollar increase from 1996 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America and international regions as the Company continues to execute its global expansion strategy. The Company currently expects to maintain other costs as a percentage of net revenues at approximately the current level on a full year basis.

Interest income increased to $1.6 million in 1997 from $655,000 in 1996. This increase is principally due to increased cash and investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short term commercial paper.

Foreign exchange loss was $147,000 in 1997 compared to $82,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. The dollar increase is primarily due to unfavorable fluctuations in European currencies in the nine months ended September 30, 1997, compared to the same period in 1996.

The Company's effective income tax rate in 1997 and 1996 was 40%. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $24.6 million or $.45 per share for the 1997 period as compared to $15.1 million or $.28 per share for the same period in 1996. The Company increased its net income per share despite a 2% increase in the number of common and common equivalent shares outstanding, primarily due to stock options granted to employees and shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

The Company continues to generate cash flow from operations to fund its business growth and geographic expansion. In addition, the Company continues to operate primarily debt-free and enhance its working capital position. Working capital increased to $104.1 million at September 30, 1997, from $68.5 million at December 31, 1996. This increase was primarily due to increases in accounts receivable, proceeds from the exercise of stock options, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees and an increase in accounts payable. The Company's days sales in accounts receivable was 75 days during the third quarter of 1997 compared to 79 days for the quarter ended September 30, 1996. The decrease in days sales in accounts receivable is primarily due to the combined focus from the Company's treasury function and the involvement of project management staff in the collection process.

Net cash provided by operating activities increased by $13.0 million to $25.2 million in 1997 from $12.2 million for the comparable period in 1996. The significant increases in net income, tax benefit from the exercise of stock options, deferred revenue, accounts payable, and accrued expenses was partially offset by the increases in accounts receivable and prepaid expenses and other current assets.

Capital expenditures of $14.3 million through September 30, 1997, were used principally for computer equipment to support the Company's expansion activities, upgrading employee workstations to the latest technologies, and leasehold improvements related to the Company's growth of new offices in North America and international regions. Capital expenditures for 1997 are expected to approximate $20.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities and the Company's continual global expansion to new markets. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

The Company maintains a $20.0 million uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"). The Facility, which expires on June 30, 1998, allows the Company to elect an interest rate of either Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At September 30, 1997 and December 31, 1996, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

In October 1997, Cambridge Technology Capital Fund I L.P. (the "Fund") was formed with committed capital of approximately $23.4 million through the first closing. The Fund is a limited partnership and a wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital will be provided by institutional investors and directors and employees of the Company. The Fund intends to invest in expansion stage, private companies providing products and services within areas of the Company's strategic expertise.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1998, to meet the Company's short-term and long-term working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1997 and 1998, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America, Latin America, Asia, and Europe. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic conditions could also adversely affect future results and liquidity.

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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     a.  Exhibits

         (3.1) Amended and Restated Certificate of Incorporation of the Company, as amended May 15, 1996, and further amended by a filing of a Certificate of Designation, effective July 3, 1997 (filed as part of this report).

         (4) Rights Agreement, dated as of June 23, 1997, by and between Cambridge Technology Partners (Massachusetts), Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated June 23, 1997, and filed on July 1, 1997).

         (11.1) Statement Regarding Computation of Earnings Per Share

                                              Three Months Ended September  30,      Nine Months Ended September 30,
                                             -----------------------------------   -----------------------------------
                                                   1997                1996              1997               1996
                                             ---------------     ---------------   ----------------    ---------------
                                                            (in thousands except per share data)
                                                                         (unaudited)
Net income                                   $         9,470     $         5,606   $         24,623    $        15,058
                                             ===============     ===============   ================    ===============

Weighted average number of
    common shares outstanding                         49,958              47,326             49,334             46,984

Dilutive effect of common
    equivalent shares of stock
    options and warrants                               6,265               7,979              6,057              7,247
                                             ---------------     ---------------   ----------------    ---------------

Weighted average number of
    common and common
    equivalent shares outstanding                     56,223              55,305             55,391             54,231
                                             ===============     ===============   ================    ===============

Net income per share (1)                     $           .17     $           .10   $            .45    $           .28
                                             ===============     ===============   ================    ===============

         (1) Primary and fully diluted income per share are the same for each period presented.


     b.  Report on Form 8-K

         A report on Form 8-K was filed by the Company on July 1, 1997, to disclose that the Board of Directors of the Company on June 23, 1997, approved and adopted a Rights Plan pursuant to a Rights Agreement, and in connection therewith, declared a dividend of one preferred stock purchase right for each share of the Company's common stock, $.01 par value per share, to be paid on July 3, 1997, to holders of record of the Company at the close of business on July 3, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



         Date: November 12, 1997             By: /s/ Arthur M. Toscanini
                                                 ----------------------------
                                                 Arthur M. Toscanini
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended May 15, 1996, and further amended by a filing of a Certificate of Designation, effective
                    July 3, 1997 (filed as part of this report).

4.0 Rights Agreement, dated as of June 23, 1997, by and between Cambridge Technology Partners (Massachusetts), Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated June 23, 1997, and filed on July 1, 1997).

11.1 Statements Regarding Computation of Earnings per Share (filed as part of this report).