Form 10-K
period 1997-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1998-03-31
CIK 895462

================================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

           For the transition period from ___________ to ___________.
                         COMMISSION FILE NUMBER 0-21040

                         CAMBRIDGE TECHNOLOGY PARTNERS
                             (MASSACHUSETTS), INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                      06-132-0610
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



        304 VASSAR STREET
      CAMBRIDGE, MASSACHUSETTS                           02139
(Address of principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 374-9800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE

         SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, $.01 PAR VALUE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant was $1,936,721,833 based on the last reported sale price of $45.50 on The Nasdaq National Market on February 27, 1998 as reported by Nasdaq.

     As of February 27, 1998, there were 55,870,389 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such proxy statement are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge Technology Partners" or the "Company") is an international management consulting and systems integration firm. The Company combines management consulting, IT strategy, process innovation and implementation, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for clients. The Company provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, the Company employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. The Company believes that this approach permits the delivery of results in unprecedented time frames - typically within three to twelve months.

In the fourth quarter of 1997, the Company strengthened its management consulting practice through the acquisition of Peter Chadwick Holdings Limited ("Peter Chadwick"). Based in the United Kingdom, Peter Chadwick provides change implementation services for operational strategies and performance improvement. Peter Chadwick enhances the Company's ability to provide end-to-end business transformation services to clients by identifying opportunities for business operations change, implementing those changes, and deploying supporting applications. Peter Chadwick's service offerings will be provided through the Company's Cambridge Management Consulting business unit.

The Company's management consulting and information technology services are offered at three levels - the enterprise-wide, specific business process and application software levels of an organization. Upon completion of initial consulting engagements, the Company typically designs and develops one or more strategic software applications, which often include custom and third-party package software, and then rolls-out such applications to the organization's end-users. These software applications are selected and designed to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. The Company may also assist its clients in providing end-user training and in managing the organizational changes that accompany the roll-out of new applications and the assimilation of such applications into production environments. The Company also provides network services and IT strategy services to help clients establish their internal IT strategies and implement the recommended technology solutions. While the early stages of a client engagement may result in a relatively small amount of revenues, a client engagement which involves the design and development of a strategic software application typically results in fees ranging from $1 to $6 million.

The Company's headquarters are located in Cambridge, Massachusetts. The Company has established regional sales offices in Bridgewater and Redbank, NJ, Detroit, Minneapolis, Phoenix, and Philadelphia, as well as sales and operations facilities in the Atlanta, Cambridge, Chicago, Columbus, OH, Dallas, Los Angeles, Miami, New York, Newport Beach, CA, Pittsburgh, San Francisco, San Juan PR, San Mateo and San Ramon, CA, Seattle and Washington D.C. metropolitan areas. As part of the Company's strategy to capitalize on opportunities for growth in international markets, the Company has established sales and operations facilities in Australia, Austria, Brazil, Canada, England, Germany, India, Ireland, Japan, Mexico, Norway, the Netherlands, Sweden, Switzerland, and Venezuela. International revenues were 32% of total consolidated net revenues for 1997. Approximately 1,100 of the Company's 3,222 employees were in offices located outside the United States as of January 31, 1998. See the Company's Consolidated Financial Statements and the notes thereto included as part of this Form 10-K.

STRATEGY

The Company's objective is to transform the way its clients do business by being a leading provider of management consulting and systems integration services.
By adhering to its core values of speed, fixed time/fixed price services, knowledge transfer, behavior-driven methodologies, and integrated, open technologies, the Company believes it can quickly adapt to changing technologies and new solutions to deliver applications faster and with high success factors. The Company's strategy for achieving this objective includes the following elements:

Structure Client Projects at Fixed Prices and Fixed Timetables.

The Company helps clients identify business objectives and strategic uses of technology; align technology initiatives with business objectives; and develop and deploy high-impact, business solutions, in rapid time frames. The Company delivers the majority of its services on a fixed time/fixed price basis with the remaining services delivered on a time and material basis. In addition, the Company transfers methodologies and technical expertise to its clients. At the commencement of a typical project engagement, the Company and its clients agree on the nature of project deliverables and a fixed price and fixed timetable for the project. The Company's goal is to keep individual business solutions development under nine months in duration in order to increase the client's ability to utilize the solution to maximum competitive advantage. The Company continually updates its library of object-oriented software components that are reused in the software development process in order to improve further the efficiency, speed and quality of the development process.

Knowledge Transfer to Clients.

The Company's interactive approach to problem solving and creating business solutions, which involves consensus building among a client's executives, end-users and IT professionals, helps strengthen client relationships. This approach also enables the Company to effectively evaluate, design, develop and implement business and IT solutions that allow the client to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. Whether providing consulting services, developing custom applications or implementing third-party software solutions for client/server or Internet environments, the Company seeks to establish itself as the client's preferred source for management consulting and IT solutions. The Company also extends its partnering relationships with clients beyond specific engagements by offering education and training services to shorten the learning curve associated with implementing and maintaining new applications. In addition, the Company shares its business and information technology experience through its Management Lab programs and the Cambridge Information Network ("CIN"), a Web-based interactive forum. These forums provide clients with opportunities to exchange ideas with their peers, as well as learn about business challenges and information technology, client/server and Internet trends.

Promote Open Computing Environments.

The Company's methodologies enable clients to operate in an open computing environment incrementally by implementing strategic software applications that can operate across existing hardware platforms and leverage existing information processing infrastructure. The Company's approach to implementing IT solutions in most cases involves the introduction or further implementation of client/server and Internet architectures. In the early 1990s, the Company worked with clients to assist in their migration to client/server systems from mainframe-based computing. As client/server has become a preferred computing environment, the Company is working with clients to deploy client/server applications, as well as Internet-based applications. In 1997, many of the applications deployed by the Company contained an Internet component. The Company believes that this trend will continue as Internet applications become more widely utilized.

Develop Business Case and Utilize Behavior Driven Methodologies.

To ensure that clients maximize developed solutions, the Company addresses a client's people, behavioral, and organizational issues in addition to technical issues. The Company builds consensus on objectives and functionality and obtains buy-in from client constituencies to ensure project success. The Company crafts solutions that support business requirements and prioritize functionality to ensure that all components of a solution create business value. This strategy keeps the organization focused and enables the Company to deliver a meaningful return on investment.

Provide Dynamic Service Offerings.

The Company continually reevaluates the needs of its client base and its service offerings. In 1997, the Company introduced its Cambridge Momentum(SM) service offering. Cambridge Momentum(SM) is a packaged suite of innovative, fixed-time/fixed-price Enterprise Resource Planning application deployment methodologies and services. Cambridge Momentum(SM) incorporates the Company's core values to help ensure the success of the rapid, fixed-time/fixed-price model with manageable project phases. Also in 1997, the Company introduced CoRad (customer-oriented rapid application development), a methodology for delivering electronic commerce solutions. The CoRad methodology brings together technical, business, creative, and cognitive disciplines to deliver a high return on investment for the Company's clients. The CoRad methodology allows the Company to deliver high-impact electronic commerce solutions in rapid time frames. In addition, the Company expanded its management consulting practice through its combination with Peter Chadwick. The Company believes that an agile corporate structure and culture enable it to continue to provide dynamic services in order to satisfy the business needs of its clients.

 . Capitalize on Domain Expertise. As a result of the Company's information technology consulting and development activities, the Company has developed strategic expertise in certain client applications. The areas of expertise, or domains, include Customer Management Solutions, Data Warehousing, Interactive Solutions, Enterprise Resource Solutions, Money Management and Trading Solutions, and Supply Chain Management Solutions. Although the Company believes that domain expertise in a particular industry is not always required to develop and deploy effective IT applications in that industry, it intends to capitalize on its experience in these domains and deliver this expertise to clients in diverse industries.

 . Market Expansion. The Company believes that a strong domestic and international presence enhances its competitiveness. The Company has established regional sales offices in Bridgewater and Redbank, NJ, Detroit, Minneapolis, Phoenix, and Philadelphia, as well as sales and operations facilities in the Atlanta, Cambridge, Chicago, Columbus, Ohio, Dallas, Los Angeles, Miami, New York, Newport Beach, CA, Pittsburgh, San Francisco, San Juan, PR, San Mateo and San Ramon, CA, Seattle, and Washington D.C. metropolitan areas. The Company plans to continue to expand domestically through the establishment of additional regional sales offices and operations facilities in major North American cities.

To capitalize on market opportunities in the Pacific Rim, Europe and Latin America, the Company has established sales and operations facilities in Australia, Austria, Brazil, Canada, England, Germany, India, Ireland, Japan, Mexico, Norway, the Netherlands, Sweden, Switzerland, and Venezuela. The Company had approximately 1,100 employees as of January 31, 1998 in offices located outside the United States. The Company also plans to continue to increase its international presence in the Pacific Rim, Europe and Latin America through the establishment of additional sales offices and operations facilities and possibly through joint ventures.

SERVICES

The Company combines management consulting, IT strategy, process innovation and implementation, custom and package software deployment, network services, and training to rapidly deliver end-to-end business systems that create bottom-line impact for clients. In performing its services, the Company utilizes its rapid deployment methodologies. The Company believes that this approach enables it to deliver results in time frames which are significantly shorter than those of its competitors, typically within three to twelve months. The Company offers a comprehensive set of services that can be deployed individually or in combination.

For most services, the Company and its clients agree on a fixed price prior to the commencement of each stage of the project. The commencement of a particular stage of a project does not necessarily result in the commencement of any other stage. Client engagements which involve the implementation of a custom strategic software application typically result in fees to the Company ranging from approximately $1,000,000 to $6,000,000. Software design and development services generate the largest portion of these fees and typically range from $750,000 to $5,500,000 depending on the type of application and the anticipated complexity of the development process. The stages for management consulting services and package implementation are similar to those for custom software development, however the range of fees is typically lower.

SERVICE OFFERINGS

MANAGEMENT CONSULTING

The Company's management consulting services help its clients quickly achieve tangible, high pay-back operational improvements, developed through intensive client team participation, sustained by behavioral change in the client's management and staff, and impacting business processes, measurement and management systems, and roles and responsibilities. The Company's existing management consulting services have been strengthened by the addition of Change Implementation services through its combination with Peter Chadwick.

     RAPID BUSINESS RENEWAL (RBR) is a proprietary management consulting methodology developed by the Company's Cambridge Management Consulting business unit. RBR assists in the identification, design and implementation of improvements to the client's business operations, through change in business processes, organizational structures, people and culture, and technology within the context of the client's strategic business goals. RBR focuses on identifying and instituting targeted, innovative improvements, especially in customer-facing processes.

     PHASES OF RBR:

     . DISCOVERY is the first phase of RBR, and typically lasts three to five weeks. During Discovery, the Company gathers information and analyzes the client's current processes, technology, people and organizational structure in order to identify operational issues and opportunities. Once these opportunities are prioritized, the Company develops a business case and a workplan to illustrate and quantify the changes required to achieve targeted results that will benefit the client's business.

     . INNOVATION is the second phase of RBR, and lasts eight to twelve weeks.
       During Innovation, the Company and client employees work together in intensive workshops to develop innovative solutions for business opportunities identified in Discovery. In most cases, this will involve the adoption of a new business process, modified employee roles and responsibilities, and potentially modified or new enabling technology. Once the solution is designed, the Company and client analyze the viability of the solution during a Simulation Workshop in which the future business operation is visualized early through role-playing and other techniques. Once the Company and client employees determine that the new solution is viable (from financial, cultural and other perspectives), the Company further details the business case and develops a detailed workplan and costs to implement the solution.

     . IMPLEMENTATION AND ROLL-OUT are the final phases, leading to a fully functional new business operation in the targeted areas. The Company and client team develop a prototype of the business solution and test it "live" at a pilot location. The team completes design and testing of detailed processes, roles, methods and procedures, training and communications materials. The team also works where appropriate, using RAD techniques, to develop any technological solutions necessary to support the innovated operations. At the conclusion of Implementation, the business operation has been tested, "tweaked" and proven in the "live" pilot. Roll-Out, the final stage of RBR, implements the solution across all targeted areas in the client's organization.

     CHANGE IMPLEMENTATION is an integrated approach to implementing operational strategy, designed to deliver major improvements in business performance. The operational and financial improvements delivered to the client are rapid, measurable and sustainable. These improvements are agreed upon in advance by the client and the Company, and are delivered within a fixed timeframe and at a fixed cost. Change Implementation focuses on improvements to operational performance such as reducing time from design to market, increasing operating capacity, reducing operating costs, shortening of product cycle times, or reducing inventory, and are achieved and sustained by a developed behavioral change in the client's management and employees. A successful Change Implementation solution is dependent upon the full participation of the client according to the changes outlined in the solution. The Company's implementation process involves the Company's consultants working full-time, on site with the client at all levels of its business to develop and implement those changes.

     PHASES OF CHANGE IMPLEMENTATION:

     . ANALYSIS, the first phase of Change Implementation, typically lasts three to six weeks. Analysis first identifies, confirms and quantifies the scale and nature of the improvement potential within the client's business. Then the Company develops a detailed implementation plan to deliver the benefits identified. As in the rest of the Change Implementation processes, a client's staff is fully involved during the Analysis in developing the understanding of current business performance and in the formulation of the plan to move the business forward.

       The Analysis stage utilizes interviews with staff, statistical analysis of historical and forecast data and on-site observations to identify the root causes, not just the effects, of under-performance. The implementation plan details the project objectives (both operational and financial), the project schedule (outlining weekly activities and delivery milestones), the resource requirement of both consultants and client task force staff, and a full, detailed business case for the project.

     . IMPLEMENTATION, the second phase of Change Implementation, typically lasts six to nine months. During this phase, the Company works with the client to develop and install the operational and organizational changes identified during the Analysis phase, which will deliver the required business improvement. The changes will be driven largely by the clients themselves, focused on improving key business processes, enhancing the quality of management information and decision making, and the development of management skills at all levels of the business through classroom training and on-the-job coaching and support. The Company's consultants work alongside client personnel, on site, full-time, to train, coach and mentor them to achieve the behavioral changes required. This capability and the commitment of the Company to transfer knowledge to its clients help ensure that all the people in the business "own" the program, and therefore, that the improvements delivered are sustained after the consultants leave. Also, the Company ensures that the changes in the business happen at a significantly accelerated pace, supporting the success of the change program itself and rapidly delivering competitive advantage to its clients.

In 1998, the Company will deliver Rapid Business Renewal and Change Implementation services and offer these services in combination, where appropriate, to best serve its clients. The Company anticipates that the process of combining the competencies and methodologies of Cambridge Management Consulting and the Peter Chadwick businesses will be completed during 1998. This will create an integrated consulting business able to support clients across sectors and across the entire scope of the value chain in the rapid implementation of sustainable improvements capable of transforming their businesses. Service offerings of the combined organizations will be provided under the tradename of Cambridge Management Consulting.

RAPID APPLICATION DEPLOYMENT ("RAD")

RAD is the Company's flexible approach to application software deployment, incorporating package implementation, custom development, or a combination of both. The Company leverages reusable components and pre-existing frameworks to speed development. An integral step in the Company's methodology is a facilitated workshop that brings together key users, executives, and IT professionals to reach agreement on an application's business case, strategic objectives, and functionality.

     PHASES OF RAD:

     The SCOPE phase, which typically lasts one to two weeks, is a critical first step in the Company's RAD process. During a Scope, the Company works with a client's users, IT professionals, and executives to:

     . Clarify business goals
     . Establish critical success factors
     . Build cross-functional consensus on the application
     . Develop the business case with cost/benefit analysis
     . Define technical architecture
     . Review fit between application and business processes

     The Company also matrices the application's functionality and prioritizes each function by its business benefit and technical complexity. This provides the team with a "road map" for deployment that eliminates non-strategic steps, prevents "scope creep," and enables rapid, on-time delivery of the solution. The functionality matrix also helps the team determine if a package solution can meet any or all of the proposed functionality, or if custom development is necessary.

     CUSTOM RAPID APPLICATION DEPLOYMENT is the Company's solution to custom application software development. If a custom solution is required, the Company conducts a RAPID SOLUTIONS WORKSHOP (RSW) that brings together key client staff to reach consensus on the technology, processes, and methodology required to deploy strategic applications. The interactive three-week workshop delivers a fully-functional prototype of the application's critical functionality, a detailed business case, a functionality matrix, and a project plan with proposed time frames and costs for the next step, along with time frames and price estimates for subsequent steps. At the RSW's conclusion, client participants demonstrate the team's commitment by presenting the prototype of the application to the client's senior executives. The presentation demonstrates the strategic benefits of the new business application, generates excitement among the client team, and builds consensus. This step also builds top-level support for continuing on with the design and development of the application.

     During the DESIGN phase, the Company defines architectures, recommends technical solutions, and develops external system specifications. Since the network infrastructure is critical to the success of a distributed application, the Company may call on its Network Services Group to evaluate network design, deployment, and support for the application. During Design, the team also explores opportunities for leveraging a number of development opportunities - reusable code, objects, and pre-existing frameworks - to maximize efficiencies and speed deployment. The result is reduced project start-up preparation time, shortened development and roll-out phases, and project teams that devote more time to developing application functionality that delivers strategic benefits.

     During the DEVELOPMENT phase, the Company builds and tests the fully functional application and develops all the necessary documentation. Frequent checkpoints bring together the Company's staff and key client users and IT personnel to ensure that applications adhere to the functionality matrix and business case set out in the Scope and RSW phases.

     PACKAGE RAPID APPLICATION DEPLOYMENT is the Company's solution to package application software development. If a package solution is appropriate, the Company conducts either a PACKAGE SELECTION WORKSHOP or a PACKAGE EVALUATION WORKSHOP. The Package Selection Workshop is intended for clients who have already chosen, or significantly narrowed, their choice of package application. The Package Evaluation Workshop is designed for clients who have not previously explored their package application options.

     During the Package Evaluation Workshop, a joint Company/client team rapidly uncovers and defines required business processes and outlines the functionality, performance, support, and standards required from a package. The Company then creates business scenarios that represent the strategic business processes that the package application must meet. The team evaluates and selects a package application based on the vendor's ability to support the client organization's vision and business goals. Both the Package Selection and Package Evaluation Workshops deliver a functionality matrix, a business case outlining return on investment, business scenarios, vendor score cards, a technical readiness review, and a project plan for implementation.

     The next phase of the Package Rapid Application Development process, the PACKAGE OPTIMIZATION WORKSHOP, typically lasts from two to four weeks and "kick-starts" the Package Rapid Application Deployment process. During this phase, the Company reviews business needs and existing infrastructure including hardware, applications, and interfaces. The Company uses the business process scenarios created during the Package Evaluation/Selection process to establish the application and related business processes, then performs a detailed process mapping and gap analysis. The joint Company/client team delivers a fully functional pilot, which is presented to key client executives to gain buy-in and sponsorship for the project.

     During the PACKAGE ENHANCEMENT/IMPLEMENTATION phase, a six-to eight-month phase that follows the Package Optimization Workshop, the Company uses a parallel deployment methodology to quickly enhance and deploy the package application. Deliverables of this phase include establishment of the application business rules; technical and architectural integration; conversion of all legacy data; interfaces with existing systems; user and administration documentation; and testing of network and system performance.

     APPLICATION ROLL-OUT: RAPID ASSIMILATION AND EMPOWERMENT is the Company's assimilation service that integrates the client and new technologies. Whether the new IT solution is a custom-built application or an enhanced package, implementing new technology requires changing the ways people work, feel, and interact. The Company's assimilation services speed implementation of the application by addressing the change management issues faced by the user community, the IT community, and the executive team. The Company works closely with key client staff to provide technical and project planning expertise to completely integrate applications with clients' business and computer operations.

CUSTOMER-ORIENTED RAPID APPLICATION DEVELOPMENT ("CORAD")

CoRAD is the Company's rapid application development process for delivering electronic commerce solutions. This approach brings together technical, business, creative, and cognitive disciplines, the necessary skills to build successful electronic commerce solutions.

     PHASES OF CORAD:

     PRODUCT DEFINITION is a five-week workshop during which the Company produces the first prototype. The process begins by defining the scope and identifying targeted customers, their needs and what functions the site must perform. During this workshop the Company interacts with client customers to understand the design context. In addition, the Company looks at several technology choices and uses a gap analysis to begin a selection of tools and packages, resulting in the technology framework for the product. The Company analyzes the client's business environment to identify process and organizational changes that must be made. The Company also evaluates the client's network and security infrastructure.

     During the PRODUCT DESIGN phase, the emphasis is on architecture. The Company's technologists architect an infrastructure and an application to be secure, scalable, and reliable. The creative and cognitive designers build on the work begun in the prototype to architect an interface that is powerful and effective for the customer. The business consultants architect new processes to align the functionality in the application with the delivery capabilities of the organization. At the same time, the Company interacts with the client's customers, showing them the prototype and getting feedback.

     PRODUCT DEVELOPMENT is the final stage during which the focus turns to implementation. The Company writes software, refines content, creates training materials and prepares the organization to assimilate the changes in time for the product launch. During this stage, customers are significantly involved in pilot tests of the new system, and from the feedback, the Company modifies the product to meet the requirements for release.

NETWORK SERVICES

The Company's NETWORK SERVICES offerings combine network assessment, design, and deployment services with a comprehensive set of integration skills to support clients' open systems. Network Services are offered either as an integral part of RAD or as an independent service offering. The Company's services range from assessment projects, such as performance analysis, to network design, deployment, and support. Analysis services are designed to help clients gain a detailed understanding of their current network environment and include reviewing the architecture and security of the existing client network, and analyzing the costs and risks associated with that network. Design services assist clients in defining a network infrastructure capable of supporting strategic business goals and developing plans to build and manage this network. Deployment services help ensure that network hardware and software are installed correctly and within the fixed time frame. Throughout a networking engagement, the Company transfers technical expertise and methodologies to the client to enable them to maintain the deployed network. The Company believes that network performance and reliability are critical in a distributed computing environment and that its Network Services provide clients with expertise that helps ensure applications perform as planned.

IT STRATEGY SERVICES

The Company's IT STRATEGY SERVICES begin with workshops involving the client's business executives, end users, and IT staff. During the workshops, the Company works with the client to identify business drivers and critical success factors and define the strategic results expected from IT. The information obtained in the workshop forms the foundation for the analysis of the client's business-focused IT capabilities in an open systems, distributed environment. During the subsequent assessment phase, the Company evaluates how well the client's current applications and data support business goals. The Company then develops a plan for improving the strategic value of the application portfolio by prioritizing new applications to be developed, ranking application enhancements, and identifying applications to retire. The next stage in the process is the evaluation of the technology architecture to determine which technologies should be replaced and the recommendation of future investments in networks, databases, tools, servers, and software. Because changes in technology have an impact on an organization's people and processes, the Company develops an IT organization strategy to establish the technical skills and management practices needed to manage an open environment effectively.

EDUCATIONAL SERVICES

The Company's EDUCATIONAL SERVICES allow the Company's clients to maximize their investment in their people, processes, and technology. The Company offers an integrated set of training solutions that empowers end users and IT professionals and ensures the fit between business processes and technology solutions. Educational Services shorten the learning curves for implementing and maintaining new applications, decrease the risks of migrating to a new technology environment, and reduce the dependency of the client on outside vendors. The Educational Services the Company offers are RAPID ROLL-OUT ASSIMILATION AND SUPPORT (RRAS), IT SKILLS-BASED MANAGEMENT (SBM), and the CAMBRIDGE BOOT CAMP. The Company can deploy these services individually or in combination.

     Rapid Roll-out Assimilation and Support (RRAS) Services are designed to ensure that newly-implemented technologies are used completely and correctly. RRAS facilitates all aspects of training, development, and support. The Company evaluates training needs and delivers a detailed project plan and price estimate for the training. Next, the Company develops courses, curriculum, and materials; manages training logistics; and conducts instructor-lead training. In addition, the Company offers other creative delivery methods including computer-based training, Internet-based training, and distance learning. To ensure that training delivers anticipated results, the Company reviews the program's quality, conducts focus groups, and tests students to gauge the effectiveness of knowledge transfer.

     IT Skills-Based Management (SBM) assesses the skills of an entire IT department based on the client's strategic objectives, develops a comprehensive training program, and conducts the necessary training. The objective of SEM is to cross train the IT department employees such that they possess a combination of professional, methodological, and technical skills.

     The Cambridge Boot Camp is geared toward rapidly training new employees or re-training existing employees in a corporation's IT department. As with IT Skills-Based Management, the Boot Camp incorporates technical, professional, and methodology skills with training in the client's cultural issues.

THE MANAGEMENT LAB

The MANAGEMENT LAB is the Company's research and education arm, chartered with providing intellectual guidance and thought leadership to clients struggling with the issues associated with adopting advanced information technology. Its programs include the LYCEUM, RESEARCH WORKING GROUPS, EXECUTIVE EDUCATION PROGRAMS, and CUSTOMIZED LEARNING PROGRAMS. The Lyceum is an interactive forum that provides senior business and technology executives with insight from industry thought leaders, the Company's experts, and their peers. Research Working Groups are in-depth research initiatives designed to give teams within organizations the opportunity to work together to find solutions to technology and business issues impacting several departments. Teams of colleagues as well as peers explore issues, techniques, and experiences and leave with a customized action plan for implementing management practices and strategies. Executive Education Programs provide high-quality training and instruction to IT executives on broad topics relating to managing the global information resource. Customized Learning Programs are tailored to meet any organizational need a client may face. Recent Management Lab topics include "Celebrating Carbon in a Silicon Economy: Managing the Human Side of Cyber-Space," "The Battle for Virtual Turf: Driving Brand Vision/Value in a Web-Enabled Economy," and "Fast, Smart, and Rich: Making Technology Pay."

CAMBRIDGE INFORMATION NETWORK (CIN)

CIN is the Company's Internet-based community of more than 1,200 senior information technology professionals. CIN provides a forum for these executives to discuss key business, technology, and career management issues. The Company created CIN in response to a need expressed by the CIO community to help solve the problems CIOs face: too much information, not enough insight, and not enough time. CIN acts as an information filter, providing an editorial focus and a pragmatic, real-world view of the key issues facing today's CIO. CIN's features include on-line events and interviews, insight on technology strategy, help with "people" issues, columns, surveys, news, and analysis.

MARKETS AND CLIENT PROJECTS

The Company markets its services to a wide variety of industries, and its clients include a diverse group of business organizations seeking to achieve competitive advantage. To date, the Company's marketing efforts have been directed toward clients on the basis of business needs rather than industry group and the Company believes that no single industry has been material to the Company's success. The projects described below are representative of the types of projects undertaken by the Company's clients. Because of the costs involved in implementing a strategic solution, clients may undertake projects on an irregular basis and level of services performed for clients varies from year to year.

Since its inception, the Company has utilized client/server technology, and, increasingly in 1997, the Internet, to deliver innovative IT solutions for clients. The Company believes that these solutions have helped provide clients with competitive advantages by focusing on high value-added areas such as distribution, sales and marketing, and customer management.

     BRITISH TELECOM (BT)

     Together, BT and the Company developed a customer service solution that links customer and product data across the globe and enables BT partners around the world to work together to solve problems. The solution has enabled more than a dozen BT partners across Europe and Asia to quickly share customer solutions. In addition, customer service representatives save valuable time by being armed with necessary information to deliver excellent customer service.

     SYBASE, INC.

     Sybase, Inc. knew that if it wanted its growing sales force to excel at a global level, they had to have the right information on products, customers, competitors, and opportunities at any moment. The Company worked with Sybase to build a cohesive system that provides consistent information to hundreds of sales representatives. The new system allows Sybase's sales force to use their laptops to get at a wealth of critical marketing data, account profiles, and the latest product prices. This vital information is helping Sybase sales representatives to close sales and identify new selling opportunities while still face-to-face with a customer.

     STANDARD & POOR'S

     With a growing number of people making their own investment decisions, Standard & Poor's, one of the leading financial information firms in the world, turned to the Company to develop S&P Personal Wealth. S&P Personal Wealth is a first-of-its-kind, Internet service that gives investment advice and recommendations, and tracks and updates investment choices based on information provided by the individual. S&P Personal Wealth enables anyone with access to the Web to take advantage of Standard & Poor's 125 years of experience, have access to the same caliber of financial information available to sophisticated brokers, and get personalized financial advice.

     SHELL BRENT

     The Brent field, the UK's largest oil and gas field, is operated by Shell UK Exploration and Production on behalf of Royal Dutch/Shell and Esso. Shell UK Exploration and Production was committed to making significant improvements in business performance. It asked the Company to help it accomplish its goal by changing the behavior of its offshore workforce and supervision. The Company's team worked on the four Brent platforms for eighteen months to help the entire workforce look at the business in a new way. Working with Shell UK Exploration and Production in teams, the Company trained staff and upgraded skills, analyzed business opportunities, identified ways to improve performance, and redesigned business processes. Now with new business skills in place, Shell UK Exploration and Production has an empowered organization that can drive business performance into the next millennium.

     DOMINO'S PIZZA

     Committed to maintaining its high standards of efficiency to its customers, Domino's Pizza realized it needed to streamline product manufacturing and distribution processes affecting 25 distribution centers, a number of suppliers, and 5,700 stores worldwide. Domino's also wanted to resolve Year 2000 issues that could cause inaccuracies in its accounts payable and billing systems. Domino's asked the Company to use its unique methodology to drive the project planning, project management, and implementation of several financial, manufacturing, distribution, and workflow applications throughout its organization. Once the project is completed, Domino's will have improved, streamlined processes for its corporate, distributor, production, and international operations, helping it continue to be a leader in pizza delivery.

CONCENTRATION OF REVENUES

No customer accounted for more than 5% of net revenues in 1997, 1996 or 1995. The Company has in the past derived, and may in the future derive, a significant portion of its net revenues from a relatively small number of major projects.
In many cases the Company's consulting and software development and implementation services are delivered in connection with a major information technology project initiated by a customer's line of business executive or MIS department. Since the implementation of a strategic business solution may result in fees to the Company ranging from $1 million to $6 million, most customers undertake these projects on an irregular basis. Accordingly, the Company expects that the existence and identity of its largest customers may change from year to year.

SALES AND MARKETING

Unlike many professional services firms, the Company has a dedicated sales and marketing organization to market and sell its services. This organization consists of 147 employees operating out of its domestic offices and 75 employees operating from its European, Latin American, and Pacific Rim offices. During 1997, the Company combined its sales and field marketing organizations to create integrated business development teams within each regional business unit. This approach ensures alignment between regional revenue generation goals and business development activities and makes each business development team responsive to local market needs.

As the Company and its offerings have grown, its sales and marketing organizations have matured. In addition to a regionally based business development organization, the Company has marketing and sales personnel dedicated to each of its specific service and domain offerings. These marketing and sales employees work with local business development resources to build market awareness of the Company's offerings; form partnerships with the appropriate hardware, software, and consulting vendors; build a pipeline of demand for these offerings; and help qualify leads and conduct sales calls. By dedicating specific marketing and sales resources to each area of focus, the Company ensures that each of its offerings is marketed aggressively.

Unlike many of its competitors, the Company does not organize or market its services around vertical, or industry, expertise. The Company has developed expertise in horizontal business applications that are useful across a wide range of industry groups and believes that this expertise will enable it to expand into new industries. For example, the Company intends to capitalize on its expertise with respect to customer management solutions, data warehousing, interactive solutions, enterprise resource solutions, money management and trading solutions, and supply chain management solutions. The Company believes that this approach is more efficient and allows it to market itself more broadly, extend its expertise across different industries, and seek and obtain more business from individual clients.

While the growth of the Company's business development organizations has kept pace with the breadth of services and revenue growth, it strives to keep business development costs low by following a highly leveraged business development model rather than emphasizing traditional, high-cost marketing approaches. The Company seeks to build strong market awareness through unique and innovative thought leadership programs such as those conducted by its Management Lab and the Cambridge Information Network (CIN). Both the Management Lab and CIN enable the Company to maintain significant mind-share within its target audience and position itself as a thought leader through events, research, publications, and studies.

The Company's vendor relationships provide another highly leveraged approach to building awareness. The Company has built strong relationships with many of the industry's leading hardware and software providers, including Arbor, Aurum, Baan, Broadvision, CBT Systems, Clarify, Commerce One, Documentum, Hewlett-Packard, Informix, Lotus, Microsoft, Netscape, New Era of Networks, Novasoft, Oracle, PeopleSoft, Scopus, Siebel, Sun Microsystems, Trilogy and Vantive.
These vendors provide a source of leads for the Company in addition to providing joint funding, content expertise and additional name recognition for marketing events and programs. These vendors are not contractually obligated to continue to participate in any of these programs and are not prohibited from entering into similar arrangements with the Company's competitors. The Company receives commissions on the sale of hardware manufactured by certain of these vendors. The amount of these commissions is not material to the Company's results of operations.

The Company also holds marketing seminars to promote its service offerings and provide clients with insight on key business and technology issues. These seminars, which are conducted throughout the world, provide the business development organization with a source of leads for the Company's services. The Company also, from time to time, sponsors industry conferences and trade shows and places Company spokespeople as expert speakers at industry events. Existing clients are also an important component of the Company's marketing strategy. The Company's breadth of services and modular service offerings can support additional projects as a client's needs develop or change. To facilitate this, the Company invests significant time and effort in building client relationships and conducting in-client marketing events. The Management Lab and CIN programs are examples of services that are available to the Company's clients and provide them with additional value from their relationships with the Company. In addition, the Company conducts on-site educational events for senior management in client organizations; hosts marketing events geared towards client needs; and takes additional steps to build relationships with its key clients. This approach also allows the Company to cross-sell its services and solutions so that clients can take advantage of the full breadth of its offerings.

BACKLOG

For a majority of the Company's services, the Company and its clients generally agree on a contractually-fixed price for each stage of the software development or management consulting process. The Company only includes in backlog that stage of the software development or management consulting process for which it has obtained a signed contract. Accordingly, backlog does not reflect revenues expected to be derived from future stages of a software development or management consulting engagement. The Company's fixed-price contract backlog totaled $59.4 million at January 31, 1998, compared to $29.5 million at January 31, 1997. The increase in backlog is due to numerous engagements for which contracts were signed in January 1998. Because the Company employs a rapid deployment methodology providing for completion periods of approximately nine months, contracts included in backlog are generally performed within 12 months. In accordance with industry practice, many of the Company's contracts are terminable by the Company or the client upon short notice. There can be no assurance that contracts reflected in backlog will not be canceled or delayed and, therefore, backlog is not necessarily a measure of future revenues. Those services which the Company performs on a time and materials basis generally can be terminated by the Company or the client at any time. Therefore, estimated backlog amounts for these services are not included in the Company's backlog amount.

COMPETITION

The management and information technology consulting and software development market comprises a large number of participants, is subject to rapid changes, and is highly competitive. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment companies such as Hewlett-Packard Company, IBM, and Digital Equipment Corporation, facilities management and MIS outsourcing companies, "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, American Management Systems, Cap Gemini America, the consulting division of Computer Sciences Corporation, Electronic Data Systems Corporation, Sapient Corporation, Renaissance Worldwide Inc. and Claremont Technology Group, Inc. The Company also faces competition from information services organizations within potential clients.

Some participants in the management and information technology consulting and software development market have significantly greater financial, technical and marketing resources and greater name recognition than the Company, and generate greater management and information technology consulting and systems integration revenues than does the Company. In addition, the custom software development and systems integration market is highly fragmented and served by numerous firms, many of which serve only their respective local markets. However, the Company believes that its rapid development methodology, coupled with its high quality standards, open systems philosophy, client/server and Internet architecture approach, and fixed-price contracting practices, distinguish it from its competitors. The Company believes that the principal competitive factors in the consulting and information technology industry include responsiveness to client needs, speed of application software development, quality of service, price, project management capability and technical expertise. The Company believes it competes favorably with respect to these factors.

The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable services, and the extent of its competitors' responsiveness to customer needs.

HUMAN RESOURCES

As of January 31, 1998, the Company had a total staff of 3,222 employees, comprised of 14 senior executives, 45 vice presidents, 139 client partners, 248 project managers, 2,250 application developers and systems consultants, 222 sales and marketing personnel, and an administrative staff of 304 employees.

A project manager oversees all phases of a client assignment. Project managers are typically responsible for a single client assignment. At any one time, clients may be involved with the Company on the implementation of more than one strategic business solution. Client partners are responsible for coordinating all of the Company's services to a client, ensuring the solution meets the client's business needs and maintaining client relationships.

The Company's success will depend in large part upon its ability to attract, retain and motivate highly-skilled employees, particularly project managers and client partners and other senior technical personnel. Qualified project managers are in particularly great demand and are likely to remain a limited resource for the foreseeable future. However, the Company believes that it has been successful in its efforts to attract, develop and retain the number of high-quality professionals needed to support present operations and future growth, in part because of its emphasis on training, its policy of promoting from within, and its methodology, which allows associates to progress with one client through multiple phases of a project, thereby maximizing the learning process and maintaining the professional challenge. Although the Company expects to continue to attract sufficient numbers of highly-skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so.

None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

INTELLECTUAL PROPERTY RIGHTS

The Company's success is dependent upon its software deployment and consulting methodologies and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. The Company holds no patents or registered copyrights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

ITEM 2.  PROPERTIES.

The Company's headquarters and principal administrative and sales and marketing operations are located in approximately 62,000 square feet of leased space in Cambridge, Massachusetts. The lease for this space expires in 2007, but permits two five-year term extensions. In January 1998, the Company completed a Lease Agreement with Boston Properties, Inc. for a building to be constructed at Eight Cambridge Center, Cambridge, Massachusetts. The building is expected to contain 177,000 rentable square feet and is expected to be available to the Company on or about June 1, 1999.

The Company also maintains offices and leases office space in the various locations in which it maintains sales and operations facilities and in which its subsidiaries operate. Management of the Company believes that its facilities are suitable and adequate for its near term needs.

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

In July 1996, Axiom Management Consulting, Inc. ("Axiom") (now operating as Cambridge Management Consulting) was served a demand for arbitration by a former shareholder of Axiom. The claims arose from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand sought damages in excess of $3.3 million plus punitive damages, costs and attorney's fees. The American Arbitration Association (the "AAA") arbitration was conducted in April and October 1997. Upon completion of the arbitration, the AAA determined that there was no failure to inform and no compensable damages resulting from breach of contract. The AAA also determined that Axiom was the prevailing party in the arbitration and was entitled to compensation from such shareholder for attorneys' fees and costs. Such shareholder has paid to the Company a substantial portion of the related attorneys' fees and costs in settlement of these amounts.

The Company is involved in litigation and various other legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

                          PRICE RANGE OF COMMON STOCK

The Company's Common Stock is currently included in the Nasdaq National Market system under the symbol CATP. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq. All such prices have been adjusted for the three-for-one stock split, effected in the form of a stock dividend, in the second quarter of 1996.

                                                           HIGH               LOW
                                                     -----------------  ---------------
FISCAL YEAR
1996:
First Quarter                                              $19.25           $14.63
Second Quarter                                              30.75            17.75
Third Quarter                                               37.25            22.25
Fourth Quarter                                              35.75            25.50
1997:
First Quarter                                               36.00            21.25
Second Quarter                                              34.94            21.75
Third Quarter                                               38.94            30.25
Fourth Quarter                                              43.63            34.13
1998:
First Quarter (through February 27, 1998)                   48.50            35.25



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

                                  STOCKHOLDERS

As of February 27, 1998, there were approximately 1,935 stockholders of record.


                    RECENT SALES OF UNREGISTERED SECURITIES

On November 24, 1997, the Company issued 3,255,731 shares of its Common Stock in connection with its acquisition of all of the outstanding capital stock of Peter Chadwick Holdings

Limited ("Peter Chadwick"). Of the 3,255,731 shares of the Company's Common Stock issued to the Peter Chadwick shareholders and option holders, (i) 3,117,705 shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and (ii) 138,026 shares were issued pursuant to Regulation D, Rule 506 under the Securities Act.

In December 1997, the Company issued 900,000 shares of its Common Stock to Safeguard Scientifics (Delaware), Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. (which is a publicly traded company) and the Company's largest stockholder, at a price of $2.00 per share upon exercise of a warrant originally issued in December 1992. These shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below as of and for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993*, have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements, and other financial information appearing elsewhere in this Form 10-K.

                                                                    YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
(in thousands, except per share data)                1997           1996         1995         1994        1993*
                                              ------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues                                         $406,672     $272,878     $179,667     $112,590     $76,760
Costs and expenses:
      Project personnel                               183,587      124,544       83,273       53,469      36,273
      General and administration                       44,511       32,019       22,906       14,314       9,942
      Sales and marketing                              37,580       23,127       18,647       13,402       9,502
      Other costs                                      80,220       52,537       29,223       18,760      12,348
      Business combination costs                        4,760        1,195        1,333            -           -
                                              ------------------------------------------------------------------
          Total operating expenses                    350,658      233,422      155,382       99,945      68,065
                                              ------------------------------------------------------------------

Income from operations                                 56,014       39,456       24,285       12,645       8,695
Other income (expense):
      Interest income                                   2,323        1,009          817          393         177
      Interest expense                                   (232)         (71)        (373)        (166)       (123)
      Gain on sale of AdValue                               -            -          909            -           -
      Foreign exchange (loss) gain                       (122)        (141)          92           28           7
                                              ------------------------------------------------------------------
Income before income taxes                             57,983       40,253       25,730       12,900       8,756
Provision for income taxes                             25,054       16,228       10,072        4,791       3,453
                                              ------------------------------------------------------------------
Income before cumulative effect of change in
 accounting principle                                  32,929       24,025       15,658        8,109       5,303
Cumulative effect of change in accounting for
 income taxes                                               -            -            -            -       1,204
Net income                                           $ 32,929     $ 24,025     $ 15,658     $  8,109     $ 6,507
                                              ==================================================================

Basic net income per share:
      Income before
      cumulative effect of change in
      accounting principle                               $.62         $.48         $.32         $.17     $   .12
      Cumulative effect of
      change in accounting
      for income taxes                                      -            -            -            -         .03
      Net income                                         $.62         $.48         $.32         $.17     $   .15
                                              ==================================================================
Diluted net income per share:
      Income before
      cumulative effect of change
      in accounting principle                            $.57         $.42         $.28         $.16     $   .11
      Cumulative effect of change in
      accounting for income taxes                           -            -            -            -         .03
      Net income                                         $.57         $.42         $.28         $.16     $   .14
                                              ==================================================================

Weighted average number of common shares
 outstanding                                           52,952       50,374       48,312       46,999      43,696

                                              ==================================================================

Weighted average number of common and common
 equivalent shares outstanding                         59,095       57,893       55,118       51,383      47,435

                                              ==================================================================

                                                                           DECEMBER 31,
                                                         1997         1996         1995         1994        1993*
                                                   ------------   ----------    ---------    ---------    ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                            $ 39,496     $ 26,087     $ 11,081     $  5,676     $ 5,969
Investments held to maturity                           15,824       12,727        8,544       10,311         500
Working capital                                       107,930       72,253       37,233       22,609       9,772
Total assets                                          237,242      147,644       88,172       58,398      28,685
Stockholders' equity                                  149,787       98,185       55,363       34,701      14,829

----------------------
* 1993 data includes the results of Peter Chadwick, which results were not audited by Coopers & Lybrand L.L.P.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. The Company combines management consulting, IT strategy, process innovation and implementation, custom and package software deployment, network services, and training to rapidly deliver end-to-end business systems for clients. In performing its services, the Company employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. The Company believes that this approach permits the delivery of results in unprecedented time frames, typically within three to twelve months. Working with primarily a fixed-price, fixed-timetable model with client involvement at all stages of the process, the Company continued to record strong operating results for the year ended December 31, 1997. Net revenues for 1997 increased 49% to $406.7 million compared to $272.9 million for the same period in 1996, reflecting increased demand for the Company's services worldwide. Net income for the year ended December 31, 1997, increased 37% to $32.9 million, or $.57 per share (diluted) compared to $24.0 million, or $.42 per share (diluted), for the same period in 1996. Excluding the effect of business combination costs, net income for the year ended December 31, 1997, increased 52% to $37.7 million, or $.65 per share (diluted), compared to $24.7 million, or $.43 per share (diluted), for the same period in 1996.

On November 24, 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). This acquisition was accomplished through an exchange of 3,255,731 shares of the Company's common stock for all outstanding shares of capital stock and options to purchase ordinary shares of Peter Chadwick. This acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1987 and based in the United Kingdom, Peter Chadwick specializes in change implementation strategies and performance improvement programs. Peter Chadwick currently has offices in the United Kingdom, Germany, Holland, France, and the U.S. and had approximately 325 employees at the time of the acquisition. The Company currently expects to continue seeking opportunities for potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives.

During 1997, the Company continued to expand its business in Latin America, Canada, and the Pacific Rim demonstrating increased acceptance of the Company's service offerings in these markets. The Company opened offices in Melbourne, Australia, Tokyo, Japan, and Bangalore, India, and added offices in Newport Beach, California, and Washington, D.C., bringing worldwide locations to 45 offices at December 31, 1997.

As part of the Company's strategy to continually better serve its clients, the Company expanded its service offerings, bringing Cambridge Momentum (SM) (fixed time/fixed price Enterprise Resource Planning deployment methodologies) to market in 1997. The Company also expanded its Rapid Application Deployment methodology (RAD), and developed and introduced CoRad (customer-oriented rapid application development), a methodology for building electronic commerce and interactive solutions. With additional service capabilities and 45 offices worldwide, the Company believes it is well positioned for the next stage of growth.

In order to meet increased demand for its services, the Company increased its staff by 49% to 3,071 at December 31, 1997, from 2,065 at December 31, 1996.
The Company currently expects to increase headcount in 1998 at approximately the 1997 rate to support the anticipated demand for its services.

The Company supplements its internal growth initiatives with selected strategic acquisitions. Since 1993, the Company has acquired six companies, three in Europe and three in the U.S. The following table compares the Company's reported income from operations as a percentage of net revenues to pro forma information excluding the results of all acquisitions and the related costs and restatements required in accordance with the purchase and pooling of interests methods of accounting for the years ended December 31, 1997, 1996, and 1995. Beginning in 1996, The Systems Consulting Group, Inc. ("SCG"), acquired by the Company in August 1995, was integrated into the Company's existing operating structure, and therefore, SCG's results are included in the pro forma net revenues and income from operations information presented below for the years ended December 31, 1997 and 1996. The pro forma net revenues and operating income information described below is for informational purposes only and is not indicative of results in future periods.




                                       1997       1996       1995
                                     ---------  ---------  ---------
  As reported:
     Net revenues                    $406,672   $272,878   $179,667
     Income from operations          $ 56,014   $ 39,456   $ 24,285
     Income from operations as a
       percentage of net revenues          14%        14%        14%

  Pro forma (unaudited):
     Net revenues                    $260,164   $141,700   $ 84,000
     Income from operations          $ 47,202   $ 28,100   $ 16,900
     Income from operations as a
       percentage of net revenues          18%        20%        20%


RESULTS OF OPERATIONS

To facilitate comparisons, the following table sets forth selected statements of operations data as a percentage of net revenues and the period-to-period percentage changes for net revenues, costs and expenses, and income from operations.



                                  Years Ended December 31,        Percentage Increase
                                 --------------------------    ---------------------------
                                  1997      1996      1995      `96 to `97   `95 to `96
                                 ------    ------   -------    ------------   ------------

Net revenues                      100%     100%        100%          49%           52%
Costs and expenses:
  Project personnel                45       46          46           47            50
  General and administration       11       12          13           39            40
  Sales and marketing               9        9          10           62            24
  Other costs                      20       19          16           53            80
 Business combination costs         1        -           1          298           (10)
                                 ----     ----         ---
   Total operating expenses        86       86          86           50            50
                                 ----     ----         ---
Income from operations             14       14          14           42%           62%
Other income, net                   -        1           -
                                 ----     ----         ---
Income before income taxes         14%      15%         14%
                                 ====     ====         ===

All prior period amounts have been restated to reflect the acquisition of Peter Chadwick in November 1997, accounted for using the pooling of interests method of accounting (see Note B of Notes to Consolidated Financial Statements).

A majority of the Company's revenues historically have been generated from software development activities. Software development revenues are primarily recognized on the percentage of completion method, which requires revenues to be recorded over the term of a client contract based on the percentage of work performed. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the fiscal quarter in which the changes become known. The Company's operating results may be adversely affected by inaccurate estimates of contract completion costs. Although the Company from time to time is required to make revisions to its work completion estimates, to date, none of these revisions has had a material adverse effect on the Company's operating results. There can be no assurance of the accuracy of the Company's future work completion estimates. Losses expected to be incurred on projects in progress are recognized when known. Revenues related to time and materials engagements are recognized when services are performed.

A major portion of the Company's services are provided on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. Client project margins and personnel utilization are critical components of the Company's financial performance. The Company regularly reviews staff compensation and overhead costs to ensure that its consulting and software development services are properly priced. In addition, management monitors the progress of client projects on a monthly basis. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. Because the Company's client engagements are generally terminable without client penalty, an unanticipated termination of a client project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned persons or higher severance expenses. While the level of professional staff must be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net revenues increased 49% to $406.7 million in 1997 compared to $272.9 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects for existing clients, as well as expanding the Company's service offerings to include new services such as Cambridge Momentum (SM) and CoRad. North American net revenues for 1997 remained strong, growing 56% to $275.9 million from $177.3 million in 1996. This increase reflects the continued marketplace demand for information technology services in North America. International operations continued to make significant contributions to the growth in net revenues, accounting for $130.8 million or 32% of net revenues in 1997 compared to $95.6 million or 35% for the same period in 1996. The percentage decrease in international net revenues as a percentage of consolidated net revenues from 1996 to 1997 is primarily due to the continued increase in the delivery of the Company's services in North America in 1997 and the resulting increase in North American net revenues in 1997. As the Company grows its international business, the impact of changes in foreign currency exchange rates on revenues continues to be monitored. For the year ended December 31, 1997, excluding a negative $5.4 million impact of changes in foreign exchange rates in 1997, the Company's net revenues would have been $412.1 million, or a 51% increase from 1996 net revenues.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly associated with, and vary with, the level of client services being delivered. Project personnel costs were $183.6 million or 45% of net revenues in 1997 compared to $124.5 million or 46% of net revenues in 1996. The dollar increase resulted from the hiring of additional project personnel over 1996 staff levels, the related increase in payroll and payroll-related expenses, and increased use of skilled subcontractors on projects. Worldwide project personnel headcount increased 47% to 2,520 employees at December 31, 1997, from 1,720 employees at December 31, 1996. The decrease as a percentage of net revenues is primarily due to the significant increase in net revenues. While the Company anticipates meeting its hiring goals for 1998, competition for personnel with information technology skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs. The Company currently expects that project personnel costs as a percentage of annual net revenues will increase to approximately 46% in 1998 as the Company invests in hiring and assimilating its employees to support its business growth.

In 1997, the Company experienced increased usage of subcontractors to complement its internal skill sets. The Company has introduced staffing control initiatives to better monitor its subcontractor costs. Other initiatives, which are part of the Company's focus on containing project personnel costs, include the continuous review and measurement of utilization, employee retention, and billability. In January 1998, the Company implemented an improved worldwide time-entry system to serve as the basis for its productivity measurements.


General and administration expenses were $44.5 million or 11% of net revenues in 1997 compared to $32.0 million or 12% of net revenues in 1996. The percentage decrease from 1996 is primarily attributable to the Company's continued focus on cost containment and the significant increase in net revenues. The dollar increase reflects expenses associated with increased staff headcount and increased company-wide recruiting and relocation expenses to support the Company's continued growth and geographic expansion in North America and internationally. General and administration headcount increased 50% to 340 employees at December 31, 1997, from 227 at December 31, 1996. The Company currently expects to maintain general and administration expenses as a percentage of net revenues at approximately the 1997 level while providing sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $37.6 million in 1997 compared to $23.1 million in 1996, reflecting 9% of net revenues for both periods. The dollar increase is primarily attributable to an increase in payroll and payroll-related expenses associated with the increase in sales and marketing personnel from 118 at December 31, 1996, to 211 at December 31, 1997, and the increase in sales commissions related to the significant increase in net revenues. The increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. This increase also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by the Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues. The Company expects to maintain sales and marketing expenses as a percentage of net revenues at approximately the 1997 level in 1998.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $80.2 million or 20% of net revenues in 1997 compared to $52.5 million or 19% of net revenues in 1996. The dollar and percentage increase from 1996 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America and internationally as the Company continues to expand globally. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company expects to maintain its other costs as a percentage of net revenues at approximately 20% of net revenues in 1998.

Business combination costs of $4.8 million in 1997 and $1.2 million in 1996, which consist primarily of investment banking, legal, accounting, and consulting fees, were incurred in connection with the acquisitions of Peter Chadwick in 1997 and NatSoft and Ramos in 1996 (see Note B of Notes to Consolidated Financial Statements).

Interest income increased to $2.3 million in 1997 from $1.0 million in 1996. This increase is principally due to increased cash and investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's cash and investments consist primarily of tax exempt investment grade municipal bonds that mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Interest expense in 1997 was $232,000 compared to $71,000 in 1996. The increase is primarily due to interest expense related to a loan obtained by Peter Chadwick in April 1997 to finance the purchase of a training facility (see Note F of Notes to Consolidated Financial Statements).

Foreign exchange loss was $122,000 in 1997 compared to a loss of $141,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of December 31, 1997, the Company held foreign exchange contracts of approximately $4.1 million.

The Company's effective income tax rate in 1997 increased to 43.2% from 40.3% a year ago. This increase is primarily due to the non-deductible acquisition costs incurred related to acquiring Peter Chadwick in the fourth quarter of 1997 which resulted in a 3.7% increase in the effective tax rate for 1997. The effective tax rate before non-deductible pooling costs was 39.5% in 1997 compared to 40.3% in 1996. The decrease is primarily due to favorable effects of state tax rate minimization initiatives put in place in 1997. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $32.9 million or $.57 per share (diluted) for 1997 compared to $24.0 million or $.42 per share (diluted) for the same period in 1996. Net income per share (diluted) increased 36% from 1996. Excluding business combination costs, net income per share (diluted) for 1997 increased 51% to $.65 from $.43 in 1996.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net revenues increased 52% to $272.9 million in 1996 compared to $179.7 million in 1995. The increase in net revenues resulted principally from an increase in the volume of services delivered to new clients, leveraging the client base by undertaking additional projects for existing clients, as well as expanding the Company's service offerings to include new services such as Rapid Business Renewal, Rapid Process Implementation, and the deployment of Enterprise Resource Solutions. North American net revenues grew 53% to $177.3 million in 1996 from $115.4 million in 1995. International operations made significant contributions to the growth in net revenues accounting for $95.6 million or 35% of net revenues in 1996, compared to $64.3 million or 36% of net revenues in 1995.

Project personnel costs were $124.5 million and $83.3 million in 1996 and 1995, respectively, reflecting 46% of net revenues for both periods. The dollar increase resulted from the hiring of additional project personnel over 1995 staff levels, the related increase in payroll and payroll-related expenses, and increased use of skilled subcontractors on projects. Worldwide project personnel headcount increased 37% to 1,720 employees at December 31, 1996, from 1,254 employees at December 31, 1995.

General and administration expenses were $32.0 million or 12% of net revenues in 1996 compared to $22.9 million or 13% of net revenues in 1995. The percentage decrease from 1995 is primarily attributable to the Company's continued focus on cost containment and the significant increase in net revenues. The dollar increase reflects expenses associated with increased staff headcount and increased company-wide recruiting and relocation expenses to support the Company's continued growth and geographic expansion in North America and internationally. General and administration headcount increased 30% to 227 employees at December 31, 1996, from 174 at December 31, 1995.

Sales and marketing expenses were $23.1 million or 9% of net revenues in 1996 compared to $18.6 million or 10% in 1995. The dollar increase is primarily attributable to an increase in payroll and payroll-related expenses associated with the increase in sales and marketing personnel from 80 at December 31, 1995, to 118 at December 31, 1996, and the increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by the Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues. The percentage decrease is due principally to the significant increase in net revenues from 1995 and the addition of NatSoft and Ramos whose sales and marketing expenses as a percentage of net revenues are lower than the Company's historical level.

Other costs were $52.5 million or 19% of net revenues in 1996 compared to $29.2 million or 16% of net revenues in 1995. The dollar and percentage increase from 1995 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America and internationally as the Company continued to execute its global expansion strategy.

Business combination costs of $1.2 million in 1996 and $1.3 million in 1995, which consist primarily of legal, accounting, and consulting fees, were incurred in connection with the acquisitions of NatSoft and Ramos in 1996 and SCG and Axiom in 1995 (see Note B of Notes to Consolidated Financial Statements).

Interest income increased to $1.0 million in 1996 from $817,000 in 1995. This increase is principally due to increased cash and investment balances and higher average interest rates obtained in 1996 compared to 1995. The Company's investments consist primarily of tax exempt investment grade municipal bonds that mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Interest expense in 1996 amounted to $71,000 compared to $373,000 in 1995. Interest expense for both periods consisted primarily of interest on amounts outstanding under revolving credit facilities maintained by SCG, Axiom, and Ramos. Following the acquisitions, all outstanding amounts were repaid and the Company terminated these revolving credit facilities.

The Company recorded a gain of $909,000 in the second quarter of 1995 related to the sale of its 6.3% interest in AdValue Media Technologies, Inc. (formed in 1991 to develop, test, and market a centralized spot advertising computer software package) (see Note D of Notes to Consolidated Financial Statements).

Foreign exchange loss was $141,000 in 1996 compared to a gain of $92,000 in 1995 related to foreign currency exchange rate fluctuations associated with intercompany balances. The 1996 loss is primarily due to more unfavorable fluctuations in European currencies in the fourth quarter of 1996. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances.
This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of December 31, 1996, the Company held foreign exchange contracts of approximately $7.9 million.

The Company's effective income tax rate in 1996 increased to 40.3% from 39.1% in 1995. This increase is primarily due to SCG's non-taxable S-Corporation income, prior to the acquisition, of $569,000 in 1995.

Net income was $24.0 million or $.42 per share (diluted) for 1996 compared to $15.7 million or $.28 per share (diluted) for the same period in 1995. The Company increased its net income per share by 50% despite a 5% increase in the number of common and common equivalent shares outstanding due to stock options granted to employees and shares issued under the Company's employee stock purchase plan. Excluding business combination costs, net income per share (diluted) in 1996 was $.43 compared to $.30 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate cash flow from operations to fund its business growth and strategic acquisitions. In addition, the Company continues to operate primarily debt free and enhance its working capital position. Working capital increased to $107.9 million at December 31, 1997, from $72.3 million at December 31, 1996. This increase was primarily due to positive cash flows from operations, increases in accounts receivable, and proceeds from exercise of stock options, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees. The Company's days sales in accounts receivable was 75 days during 1997 compared to 71 days for the same period in 1996. This increase is primarily due to the Company performing larger projects for major corporations in the 1997 period. The outstanding receivable balances from these clients are greater as a result of the higher billing amounts per project compared to smaller projects in 1996, coupled with the more time consuming payment processes of these major corporations. The Company continued to focus on its outstanding receivables by involving its project management staff in the collection process. In 1998, the Company is including reduction in days sales outstanding as an individual metric for its annual bonus program. Despite the increased days in sales outstanding, the Company's cash equivalent and investment balances increased 43% to $55.3 million at December 31, 1997, from $38.8 million at December 31, 1996.

Net cash provided by operating activities decreased by $2.2 million to $22.3 million in 1997 from $24.5 million for the comparable period in 1996. This decrease is primarily the result of a significant increase in accounts receivable compared to the prior period, an increase in unbilled revenue on contracts, and a decrease in tax benefits from the exercise of stock options, which were partially offset by an increase in net income, accrued expenses, and income taxes payable.

Capital expenditures, which totaled $22.7 million in 1997, were principally for computer equipment to support the company's expanding operations, employee workstations, and leasehold improvements for the company's expanding and new offices in North America and internationally. Capital expenditures for 1998 are expected to approximate $30.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America and internationally.

The Company maintains an uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"), which was amended on June 26, 1996. Among other things, the amendments increased the amount available under the Facility from $10.0 million to $20.0 million, extended the expiration date to June 30, 1998, from June 30, 1996, and decreased the Facility cost to
 .15% from .25%. The Facility was also amended to permit the Company to elect an interest rate of either, Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The increase in the amount under the Facility established sufficient support for the Company's growth strategy beyond the Company's cash flows from operations. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At December 31, 1997, and 1996, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility. Currently, the Company expects to extend and increase the amount available under the Facility in the second quarter of 1998 that will be commensurate with the Company's business growth.

In October 1997, Cambridge Technology Capital Fund I, L.P. (the "Fund") was formed as a limited partnership with committed capital of approximately $25.3 million at December 31, 1997. The Fund intends to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the company acts as the sole general partner of the Fund's general partner. The Company's capital commitment to the fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. At December 31, 1997, the Company's investment in the Fund amounted to $307,500. Operating results of the Fund for the period ended December 31, 1997, were immaterial.

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 177,000 square foot building, which will be located in Cambridge, Massachusetts, will serve as the new corporate headquarters for the Company. The lease agreement is for a ten-year period that is expected to commence in June 1999. Pursuant to the terms of the lease agreement, the Company has paid a $1.3 million security deposit in January 1998. The Company's current headquarters building is expected to continue to be used for project development activities through its lease term.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the facility will be sufficient, at least through 1998, to meet the Company's working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1998, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America and internationally. Although the Company's plans to open offices and hire personnel are driven in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, or regulatory conditions could also adversely affect future results and liquidity.

THE YEAR 2000 ISSUE

The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's internal computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is in the process of conducting an assessment of its computer information systems and is commencing the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps may require the company to modify, upgrade or replace some of its internal systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment, and operations into Year 2000 compliance, but has not yet finished determining the total cost of these compliance efforts. While these efforts will involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition, or results of operations. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition, or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the financial accounting standards board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, including interim periods (see Note A of Notes to Consolidated Financial Statements).

In July 1997, the financial accounting standards board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 (see Note A of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements (statements which are not historical facts) such as statements about future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increases in headcount, the Year 2000 issue, and project personnel costs, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward-looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the year, the number of working days in a year, employee hiring, retention, and utilization rates, acceptance and profitability of the Company's services in new territories, and integration of companies acquired. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any year, can cause significant variations in operating results from year to year.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required under this item may be found under the sections captioned "Election of Directors," "Election of Directors -- Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting compliance" in the Company's definitive proxy statement pursuant to regulation 14A (the "1998 Proxy Statement"), which the company intends to file with the securities and exchange commission not later than 120 days after the close of the company's fiscal year ended December 31, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required under this item may be found under the sections captioned "compensation and other information concerning executive officers and directors" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required under this item may be found under the sections captioned "Principal Holders of Voting Securities" and "Election of Directors -- Stock Ownership of Directors and Executive Officers" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required under this item may be found under the section captioned "Election of Directors -- Certain Relationships and Related Transactions" in the 1998 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1.  Consolidated Financial Statements.

     For the following consolidated financial information included herein, see Index on Page F-1:

                     Report of Independent Accountants.
                     Consolidated Balance Sheets as of December 31, 1997 and 1996.
                     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.
                     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
                     Notes to Consolidated Financial Statements.

         2.  FINANCIAL STATEMENT SCHEDULES.

         The following consolidated financial statement schedule is included in
         Item 8 of this form 10-K:

               II  --  Valuation and Qualifying Accounts

         Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

         3.  LIST OF EXHIBITS.


EXHIBIT NO.    DESCRIPTION

    2.1(8)     - Share and Option Purchase Agreement, dated as of November 24,
                 1997, by and among the Company, the former shareholders and optionholders of Peter Chadwick Holdings Limited, and the other parties named therein (including Schedule 4 attached thereto).
    2.2(8)     - Registration Rights Agreement, dated as of November 24, 1997, by and among the Company and the other parties named therein.
    2.3(8)     - Escrow Agreement, dated as of November 24, 1997, by and among the Company and other parties named therein.
    3.1(9)     - Amended and Restated Certificate of Incorporation of the
                 Company, as amended.
    3.2(1)     - Amended and Restated By-laws of the Company.
    4(7)       - Rights Agreement dated June 23, 1997 between the Company and
                 ChaseMellon Shareholders Services, LLC.
    10.1(1)    - Lease dated June 4, 1992, as amended, between 304 Vassar Street
                 Realty Trust and the Company, for 304 Vassar Street, Cambridge, Massachusetts.
    10.2*      - Amended and Restated 1991 Stock Option Plan as amended.
    10.3(6)*   - Form of Non-Qualified Stock Option Agreement of the Company for

                 Executive Officers.
    10.4(6)*  -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Non-Executive Officers.
    10.5*     -  Form of Incentive Stock Option Agreement of the Company for
                 Executive Officers.
    10.6*     -  Form of Incentive Stock Option Agreement of the Company for
                 Non-Executive Employees.
    10.7(1)*  -  Agreement dated December 1992 between the Company and James K.
                 Sims.
    10.8(4)*  -  Amendment to Agreement between the Company and James K. Sims dated December 15, 1994.
    10.9(1)*  -  Agreement dated December 1992 between the Company and Arthur M.
                 Toscanini.
    10.10(1)  -  Loan and Security Agreement dated February 1, 1993 by and between the Company and Fleet Bank of Massachusetts, N.A.
    10.11(2)  -  First Amendment to Loan and Security Agreement by and between the Company and Fleet Bank of Massachusetts, N.A. dated
                 September 1993.
    10.12(3)  -  Second Amendment to Loan and Security Agreement by and between the Company and Fleet Bank of Massachusetts, N.A. dated July
                 11, 1994.
    10.13(5)  -  Third Amendment to Loan and Security Agreement by and between the Company and Fleet Bank N.A. dated June 26, 1996.
    10.14*    -  Description of 1997 Executive Bonus Plan.
    10.15*    -  Deferred Compensation Plan for Key Employees.
    10.16*    -  Form of Split-Dollar Life Insurance Agreement for Executive
                 Officers and Vice Presidents.
    10.17*    -  Service Agreement with Quentin Baer, as amended.
    10.18*    -  Service Agreement with Ian Clarkson, as amended.
    10.19(7)  -  Rights Agreement dated June 23, 1997 between the Company and
                 ChaseMellon Shareholders Services, LLC.
    10.20(8)  -  Share and Option Purchase Agreement, dated as of November 24,
                 1997, by and among the Company, the former shareholders and optionholders of Peter Chadwick Holdings Limited, and the other parties named therein (including Schedule 4 attached thereto).
    10.21(8)  -  Escrow Agreement, dated as of November 24, 1997, by and among the Company and other parties named therein.
    11        -  Statement Regarding Computation of Per Share Earnings.
    21        -  Subsidiaries of the Company.
    23        -  Consent of Coopers & Lybrand L.L.P.
    24        -  Power of Attorney (Included on Signature Page to this Report).
    27.1      -  Financial Data Schedule.
    27.2      -  Financial Data Schedule.
    27.3      -  Financial Data Schedule.

-------------------------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).

(2) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended September 30, 1993.
(3) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1994.
(4) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-K for the twelve-month period ended December 31, 1994.
(5) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1996.
(6) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1997.
(7) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K dated June 23, 1997, and filed on July 1, 1997.
(8) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K Dated December 8, 1997.
(9) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 333-43127).


* Indicates a management contract or any compensatory plan, contract or arrangement.

     (B)  REPORTS ON FORM 8-K.

     On December 8, 1997, the Company filed a Current Report on Form 8-K announcing that the Company had acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick") pursuant to a Share and Option Purchase Agreement by and among the Company and the parties listed therein. On November 20, 1997, the Company filed a Current Report on Form 8-K announcing its offer to acquire all of Peter Chadwick's outstanding capital stock.

     (C)  EXHIBITS.

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the "Commission"), 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of certain of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

     (D)  FINANCIAL STATEMENT SCHEDULES.

 The Company hereby files as part of this Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above, which are attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 27th day of March, 1998.

                                    Cambridge Technology Partners
                                    (Massachusetts), Inc.

                                    By:  /s/ James K. Sims
                                         -----------------------------
                                         James K. Sims
                                         President

                        POWER OF ATTORNEY AND SIGNATURES

          We, the undersigned officers and directors of Cambridge Technology Partners (Massachusetts), Inc., hereby severally constitute and appoint James K. Sims and Arthur M. Toscanini, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Cambridge Technology Partners (Massachusetts), Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                             Title                                   Date

/s/ James K. Sims                     President (Chief Executive Officer)     March 27, 1998
---------------------------           and Director
James K. Sims

/s/ Arthur M. Toscanini               Executive Vice President - Finance      March 27, 1998
---------------------------           and Treasurer (Chief Financial
Arthur M. Toscanini                   Officer and Chief Accounting Officer)

/s/ Warren V. Musser                  Director                                March 27, 1998
---------------------------
Warren V. Musser

/s/ Jack L. Messman                   Director                                March 27, 1998
---------------------------
Jack L. Messman

/s/ John W. Poduska, Sr.              Director                                March 27, 1998
---------------------------
John W. Poduska, Sr.

/s/ Robert E. Keith, Jr.              Director                                March 27, 1998
---------------------------
Robert E. Keith, Jr.

/s/ James D. Robinson III             Director                                March 27, 1998
---------------------------
James D. Robinson III

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants                                    F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996         F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996, and 1995                                  F-4
Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1997, 1996, and 1995                  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996, and 1995                                  F-6
Notes to Consolidated Financial Statements                           F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

We have audited the accompanying consolidated balance sheets of Cambridge Technology Partners (Massachusetts), Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Technology Partners (Massachusetts), Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                               /s/ Coopers & Lybrand L.L.P.
                               Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 2, 1998

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     December 31,
                                                                 --------------------
                                                                   1997       1996
                                                                 ---------  ---------
ASSETS
Current assets:
 Cash and cash equivalents                                       $ 39,496    $ 26,087
 Investments held to maturity                                      15,824      12,727
 Accounts receivable, less allowance of $2,607 and $1,670
   at December 31, 1997 and 1996, respectively                    101,887      60,186
 Unbilled revenue on contracts                                      8,231       4,087
 Deferred income taxes                                                950         161
 Prepaid expenses and other current assets                         27,733      17,831
                                                                 --------    --------
   Total current assets                                           194,121     121,079

Property and equipment, net                                        35,403      20,591
Other assets                                                        5,624       3,462
Goodwill, net                                                       2,094       2,512
                                                                 --------    --------
   Total assets                                                  $237,242    $147,644
                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $ 18,998    $ 12,938
 Accrued expenses                                                  36,235      24,188
 Deferred revenue                                                   9,502       5,453
 Income taxes payable                                              19,361       6,173
 Obligations under capital leases, current                            143          74
 Other current liabilities                                          1,952           -
                                                                 --------    --------
   Total current liabilities                                       86,191      48,826

Obligations under capital leases                                      341         162
Deferred income taxes                                                 923         471

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 120,000,000 shares;
   issued and outstanding 54,969,004 and 51,687,220
   at December 31, 1997 and 1996, respectively                        550         517
 Additional paid-in capital                                        75,253      49,385
 Retained earnings                                                 76,445      48,158
 Foreign currency translation adjustment                           (2,461)        125
                                                                 --------    --------
   Total stockholders' equity                                     149,787      98,185
                                                                 --------    --------
   Total liabilities and stockholders' equity                    $237,242    $147,644
                                                                 ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                            YEARS ENDED DECEMBER 31,
                                         -------------------------------
                                           1997       1996       1995
                                         ---------  ---------  ---------

Net revenues                             $406,672   $272,878   $179,667

Costs and expenses:
 Project personnel                        183,587    124,544     83,273
 General and administration                44,511     32,019     22,906
 Sales and marketing                       37,580     23,127     18,647
 Other costs                               80,220     52,537     29,223
 Business combination costs                 4,760      1,195      1,333
                                         --------   --------   --------
   Total operating expenses               350,658    233,422    155,382
                                         --------   --------   --------

Income from operations                     56,014     39,456     24,285

Other income (expense):
 Interest income                            2,323      1,009        817
 Interest expense                            (232)       (71)      (373)
 Gain on sale of AdValue                        -          -        909
 Foreign exchange (loss) gain                (122)      (141)        92
                                         --------   --------   --------

Income before income taxes                 57,983     40,253     25,730
Provision for income taxes                 25,054     16,228     10,072
                                         --------   --------   --------

Net income                               $ 32,929   $ 24,025   $ 15,658
                                         ========   ========   ========

Basic net income per share                   $.62       $.48       $.32
                                         ========   ========   ========

Diluted net income per share                 $.57       $.42       $.28
                                         ========   ========   ========

Weighted average number of
 common shares outstanding                 52,952     50,374     48,312
                                         ========   ========   ========

Weighted average number of common and
 common equivalent shares outstanding      59,095     57,893     55,118
                                         ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                    UN-                  FOREIGN
                                                                      ADDITIONAL  EARNED   RECEIVABLE    CURRENCY
                                                NUMBER OF    PAR       PAID-IN     COMP-     FROM      TRANSLATION  RETAINED
                                                 SHARES     VALUE      CAPITAL   ENSATION   OFFICER     ADUSTMENT   EARNINGS
                                                 -----------------------------------------------------------------------------
 Balance, December 31, 1994                      19,047,069   $191      $16,218    $(9)      $(8)        $ (187)        $18,461

   Exercise of stock options                        342,051      4        1,788      -          -              -              -
   Income tax benefit related to
     stock option exercises                               -      -        3,753      -          -              -              -
   Shares issued under employee
     stock purchase plan                             29,650      -          579      -          -              -              -
   Repurchase of Axiom common stock                       -      -          (53)     -          -              -              -
   Repayment of note payable
    related to repurchase of Axiom common stock           -      -         (284)     -          -              -              -
   Issuance of Axiom common stock under stock
     agreement                                            -      -           66      -          -              -              -
   Issuance of Ramos stock under restricted
     stock plan                                           -      -           17      -          -              -              -
   Effect of Peter Chadwick recapitalization, net         -      -        3,763      -          -              -         (3,763)
   Exercise of Peter Chadwick stock options               -      -           12      -          -              -              -
   Foreign currency translation adjustment                -      -            -      -          -            447              -
   Payment on note receivable from employees for
     stock purchased under employee stock
     purchase  plan                                       -      -           36      -          -              -              -
   Amortization of unearned  compensation
     associated with stock options                        -      -            -      9          -              -              -
   Amortization of note receivable from officer           -      -            -      -          8              -              -
   SCG conversion to C Corporation                        -      -        2,079      -          -              -         (2,079)
   Dividend distribution (Peter Chadwick)                 -      -            -      -          -              -           (744)
   Dividend distribution (SCG)                            -      -            -      -          -              -           (599)
   Net income                                             -      -            -      -          -              -         15,658
                                              ---------------------------------------------------------------------------------
 Balance, December 31, 1995                      19,418,770    195       27,974      -          -            260         26,934

   Exercise of stock options                      1,776,193     18        8,297      -          -              -              -
   Income tax benefit related to stock
     option exercises                                     -      -       10,555      -          -              -              -
   Shares issued under employee stock
     purchase plan                                  124,123      1        2,070      -          -              -              -
   Issuance of Ramos stock under restricted
     stock plan                                           -      -            5      -          -              -              -
   Shares to effect stock split                  30,368,134    303         (303)     -          -              -              -
   Foreign currency translation adjustment                -      -            -      -          -           (135)             -
   Accretion of Peter Chadwick preferred stock            -      -          787      -          -              -           (787)
   Dividend distribution  (Peter Chadwick)                -      -            -      -          -              -         (1,999)
   Dividend  distribution (NatSoft)                       -      -            -      -          -              -            (15)
   Net income                                             -      -            -      -          -              -         24,025
                                              ---------------------------------------------------------------------------------
 Balance, December 31, 1996                      51,687,220    517       49,385      -          -            125         48,158

   Exercise of stock options                      2,170,050     22       12,690      -          -              -              -
   Income tax benefit related
     to stock option exercises                            -      -        5,807      -          -              -              -
   Shares issued under employee
     stock purchase plan                            211,734      2        4,934      -          -              -              -
   Exercise of warrants                             900,000      9        1,791      -          -              -              -
   Exercise of Peter Chadwick stock option                -      -           89      -          -              -              -
   Foreign currency translation adjustment                -      -            -      -          -         (2,586)             -
   Accretion of Peter Chadwick
     preferred stock                                      -      -          557      -          -              -           (557)
   Dividend distribution (Peter Chadwick)                 -      -            -      -          -              -         (4,085)
   Net income                                             -      -            -      -          -              -         32,929
                                              ---------------------------------------------------------------------------------
 Balance, December 31, 1997                      54,969,004   $550      $75,253    $ -        $ -        $(2,461)       $76,445
                                              =================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                           1997        1996       1995
                                                                       ----------   ---------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $ 32,929   $ 24,025   $ 15,658
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                              8,407      6,582      4,310
 Tax benefit from exercise of stock options                                 5,807     10,555      3,753
 (Benefit) provision for deferred income taxes                               (337)      (566)       425
 Gain on sale of AdValue                                                        -          -       (909)
Changes in assets and liabilities:
 Increase in accounts receivable                                          (43,463)   (21,508)   (14,315)
 Increase in unbilled revenue on contracts                                 (4,436)    (1,203)      (595)
 Increase in prepaid expenses and other current assets                    (10,450)    (9,385)    (5,472)
 Increase in other assets                                                  (2,560)    (1,826)      (240)
 Increase in accounts payable                                               6,496      5,366      3,329
 Increase in accrued expenses                                              11,669      7,807      4,622
 Increase in deferred revenue                                               4,217      2,371        807
 Increase in income taxes payable                                          12,924      2,199      2,283
 Other, net                                                                 1,129        124       (309)
                                                                         --------   --------   --------
   Net cash provided by operating activities                               22,332     24,541     13,347
                                                                         --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                       (22,654)   (12,880)    (9,213)
Purchase of investments held to maturity                                  (18,261)   (18,467)   (22,140)
Maturity of investments held to maturity                                   15,164     14,284     24,075
Proceeds from sale of AdValue                                                   -          -        909
                                                                         --------   --------   --------
   Net cash used in investing activities                                  (25,751)   (17,063)    (6,369)
                                                                         --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under credit arrangements, net                                         -       (325)    (1,256)
Issuance of common stock, net of issuance costs                                 -          5         17
Issuance of Peter Chadwick stock under recapitalization                         -          -      4,350
Acquisition of stock from Peter Chadwick recapitalization                       -          -     (4,350)
Proceeds from long-term loan arrangement                                      823          -          -
Repayment of long-term debt and capital leases                               (149)      (183)    (1,160)
Dividend distributions                                                     (2,956)    (2,014)    (1,343)
Proceeds from employee stock purchase plan                                  4,936      2,071        579
Proceeds from exercise of stock options                                    12,800      8,315      1,804
Proceeds from exercise of warrants                                          1,800          -          -
Other, net                                                                      -          -       (235)
                                                                         --------   --------   --------
   Net cash provided by (used in) financing activities                     17,254      7,869     (1,594)
                                                                         --------   --------   --------

Effect of foreign exchange rate changes on cash                              (426)      (341)        21

Net increase in cash and cash equivalents                                  13,409     15,006      5,405
Cash and cash equivalents at beginning of period                           26,087     11,081      5,676
                                                                         --------   --------   --------
Cash and cash equivalents at end of period                               $ 39,496   $ 26,087   $ 11,081
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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BUSINESS DESCRIPTION

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. The Company combines management consulting, IT strategy, process innovation and implementation, custom and package software deployment, network services, and training to rapidly deliver end-to-end business systems for clients. The Company provides the majority of its services on a fixed-price, fixed-timetable model with client involvement at all stages of the process. In performing its services, the Company employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution.

BASIS OF REPORTING

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. In November 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). The acquisition of Peter Chadwick was accounted for using the pooling of interests method of accounting (see Note B). All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Peter Chadwick. Certain prior period amounts have also been reclassified to conform with current period presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments. During 1996, in accordance with the terms of a client contract, the Company received a prepayment for services being performed which is included in cash and cash equivalents in the amount of $790,000 and $900,000 at December 31, 1997 and 1996, respectively. The use of this cash is restricted pending completion of the project, which is expected in the second quarter of 1998.

INVESTMENTS

The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are classified as investments held to maturity and mature within one year from the date of purchase. At December 31, 1997 and 1996, the Company held investment grade municipal bonds of $15.8 million and $12.7 million, respectively, and are carried at amortized cost that approximates market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets which range from three to fifteen years for equipment, furniture and fixtures, leasehold improvements, and motor vehicles. Buildings are being depreciated over an estimated useful life of forty years. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

INTANGIBLE ASSETS

Goodwill of approximately $4.8 million, related to the acquisition of IOS Group AB (now CTP Scandinavia) in February 1994, is being amortized over six years on a straight-line basis. The Company recorded amortization expense of $798,000 for each of the years ended December 31, 1997, 1996, and 1995. As of December 31, 1997 and 1996, accumulated amortization was $3.1 million and $2.3 million, respectively.

In April 1997, Peter Chadwick acquired the assets of a training facility located in the United Kingdom. The purchase price of approximately $1.9 million was allocated to land and buildings and Peter Chadwick recorded goodwill of $404,000 which is being amortized on a straight-line basis over ten years. For the year ended and as of December 31, 1997, amortization expense and accumulated amortization were each $31,260.

The carrying values of goodwill are subject to periodic review of realizability.

REVENUE RECOGNITION

The Company operates in one industry segment, the design, development, and implementation of information technology solutions. Revenues derived from any software maintenance and support services are immaterial to the consolidated financial statements of the Company. Revenues from software design, development, and implementation contracts are recognized primarily on the percentage of completion method. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Revenues from management consulting and package software evaluation and implementation services are recognized as the service is provided, principally on a time and materials basis. Net revenues exclude reimbursable expenses charged to clients.

Deferred revenue consists of amounts received or billed in advance of services to be provided. Unbilled revenue represents amounts recognized based on services performed in excess of billings in accordance with terms of client contracts.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128") for the year ended December 31, 1997, which included retroactively restating earnings per share for all prior periods for which earnings per share (EPS) data is presented. SFAS 128 requires the presentation of basic and diluted EPS. Basic net income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income per share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).

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

FOREIGN EXCHANGE CONTRACTS

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts relate primarily to European currencies and generally have maturities of one month. The impact of exchange rate movements on contracts are recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of December, 31, 1997, the Company held foreign exchange forward contracts of approximately $4.1 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

CONCENTRATION OF CREDIT RISK

The Company provides its services primarily to Fortune 1000 companies. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. Such losses have been immaterial and are within management's expectation. No single customer accounted for 5% or more of total net revenues for the years ended 1997, 1996, and 1995.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, including interim periods. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior-period statements presented after the effective date. The Company will adopt SFAS 130 in the first quarter of 1998 and expects the impact of such adoption to be related primarily to the inclusion of foreign currency translation adjustments in comprehensive income.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The management approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in its fiscal year ending December 31, 1998, and has not yet determined the impact of such adoption on its reporting as currently presented.

B.  ACQUISITIONS
    ------------

On November 24, 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick. This acquisition was accomplished through an exchange of 3,255,731 shares of the Company's common stock for all outstanding shares of capital stock and options to purchase ordinary shares of Peter Chadwick. This acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1987 and based in the United Kingdom, Peter Chadwick specializes in change implementation strategies and performance improvement programs. Peter Chadwick currently has offices in the U.K, Germany, Holland, France, and the U.S. and had approximately 325 employees at the time of the acquisition.

On November 18, 1996, the Company acquired all the outstanding capital stock of Ramos & Associates, Inc. ("Ramos"). This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Ramos in an exchange of 1,175,119 shares of the Company's common stock for all outstanding shares of capital stock of Ramos. Ramos, founded in 1991 and based in San Ramon, California, specializes in the Enterprise Resource Planning service market.
This acquisition has been accounted for using the pooling of interests method of accounting. Ramos was renamed Cambridge Technology Partners - Enterprise Resource Solutions, Inc. in March 1997.

On October 15, 1996, the Company acquired all the outstanding capital stock of NatSoft S.A. ("NatSoft"), a Switzerland-based information technology consulting and software implementation firm. This acquisition was accomplished through an exchange of 271,714 shares of the Company's common stock for all outstanding shares of capital stock of NatSoft. This acquisition established the Company's entry into the Swiss market and provided the Company with a pool of multi-lingual professionals who can support projects in Southern Europe. The acquisition of NatSoft has been accounted for using the pooling of interests method of accounting. In March 1997, NatSoft was renamed Cambridge Technology Partners Switzerland, S.A.

On October 17, 1995, the Company acquired Axiom Management Consulting, Inc. ("Axiom"). This acquisition was accomplished through an exchange of 1,007,898 shares (consisting of 978,360 shares of the Company's common stock and options to purchase 29,538 shares of the Company's common stock) of the Company's common stock for all of the outstanding shares of capital stock of Axiom and the assumption of all outstanding options to acquire shares of capital stock of Axiom. This transaction has been accounted for using the pooling of interests method of accounting. Axiom currently operates under the name Cambridge Management Consulting.

On August 14, 1995, the Company acquired The Systems Consulting Group, Inc. ("SCG"). The acquisition was accomplished through an exchange of 2,273,994 shares (consisting of 2,168,292 shares of the Company's common stock and an option to purchase 105,702 shares of the Company's common stock) of the Company's common stock for all of the outstanding capital stock of SCG and the assumption of all outstanding options to acquire shares of capital stock of SCG. This transaction has been accounted for using the pooling of interests method of accounting. In 1996, the Company integrated SCG into its operational structure.

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisitions of Peter Chadwick, Ramos, NatSoft, Axiom, and SCG in accordance with the pooling of interests requirements. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquisitions. Costs related to these acquisitions have been charged to business combination costs in the consolidated statements of operations.

The following information presents certain statement of operations data (in thousands) of the Company, SCG, Axiom, NatSoft, Ramos, and Peter Chadwick for the periods prior to the acquisitions. SCG and Axiom information is presented through September 30, 1995, which represents the interim period end nearest to the date of the acquisitions. NatSoft and Ramos information is presented through September 30, 1996, which represents the interim period end nearest to the date of these acquisitions. Peter Chadwick information is presented through September 30, 1997.


                                           Cambridge
                                          Technology                                                 Peter        Combined
                                           Partners          SCG     Axiom   NatSoft   Ramos       Chadwick        Total
                                      -------------------  -------  -------  -------  -------  -----------------  --------
Net revenues for the:
 Nine months ended
   September 30, 1995                       $ 70,052       $13,484  $10,723  $ 9,211  $ 7,651       $16,531       $127,652
 Year ended
   December 31, 1995                        $132,416                         $12,254  $11,596       $23,401       $179,667
 Nine months ended
   September 30, 1996                       $141,862                         $ 8,046  $17,497       $26,384       $193,789
 Year ended
   December 31, 1996                        $236,554                                                $36,324       $272,878
 Nine months ended
   September 30, 1997                       $250,501                                                $36,841       $287,342

Net income for the:
 Nine months ended
   September 30, 1995                       $  7,632       $ 1,381  $    57  $   141  $   203       $ 1,408       $ 10,822
 Year ended
   December 31, 1995                        $ 12,683                         $   205  $   460       $ 2,310       $ 15,658
Nine months ended
   September 30, 1996                       $ 14,042                         $   163  $   853       $ 2,049       $ 17,107
 Year ended
   December 31, 1996                        $ 21,100                                                $ 2,925       $ 24,025
 Nine months ended
   September 30, 1997                       $ 24,623                                                $ 2,365       $ 26,988


C.    ACCOUNTS RECEIVABLE
      -------------------

Accounts receivable consist of the following  (in thousands):

                                                          December 31,
                                                  -------------------------
                                                       1997         1996
                                                  -------------------------
      Contracts in process                           $ 66,526      $48,534
      Completed contracts                              37,968       13,322
                                                     --------      -------
                                                      104,494       61,856
      Less: Allowance for doubtful accounts             2,607        1,670
                                                     --------      -------
                                                     $101,887      $60,186
                                                     ========      =======

In accordance with state government practices, a governmental client withholds a percentage of invoiced receivables as retention until final review of completed projects. At December 31, 1997 and 1996, this retention receivable totaled $2.4 million and $1.8 million, respectively, and was included in other assets. The Company expects payment to be received in the summer of 1998. The Company does not include client reimbursable expenses or other non-trade receivables as a component of net revenues. At December 31, 1997 and 1996, approximately $14.0 million and $5.9 million, respectively, of client reimbursable expenses and other non-trade receivables are included in prepaid expenses and other current assets.

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


E.    PROPERTY AND EQUIPMENT
      ----------------------

Property and equipment consists of the following (in thousands):


                                        December 31,
                                      ----------------
                                       1997     1996
                                      -------  -------
     Equipment                        $37,078  $23,059
     Furniture and fixtures             8,338    5,892
     Leasehold improvements             7,568    3,676
     Motor vehicles                     1,137    1,238
     Other                              1,438        -
                                      -------  -------
       Total cost                      55,559   33,865
     Less accumulated depreciation     20,156   13,274
                                      -------  -------
                                      $35,403  $20,591
                                      =======  =======

Depreciation expense for 1997, 1996, and 1995 was $6.9 million, $5.6 million, and $3.5 million, respectively.

Equipment under capital leases, included in property and equipment, amounted to $714,000 and $756,000 at December 31, 1997 and 1996, respectively, and the related accumulated depreciation was $546,000 and $440,000 at December 31, 1997 and 1996, respectively.

F.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ----------------------------------------------

Accrued expenses consist of the following (in thousands):

                                                                    December 31,
                                                                 -----------------
                                                                   1997     1996
                                                                 --------  -------
     Accrued payroll and payroll-related expenses                 $19,657  $10,642
     Other accrued expenses                                        13,530    8,975
     Accrued value added tax                                        3,048    4,571
                                                                  -------  -------
                                                                  $36,235  $24,188
                                                                  =======  =======

In April 1997, Peter Chadwick acquired the assets of a training facility located in the United Kingdom for $1.9 million (see Note A). Peter Chadwick entered into a Loan Agreement with National Westminister Bank (the "Loan Agreement") to finance this acquisition. As of

December 31, 1997, the principal amount due under the Loan Agreement was $823,000. Interest payments, at a rate of 2% above the Bank of England base rate (7.25% at December 31, 1997), are payable in monthly installments. A balloon payment for the entire outstanding balance is due in 2005. This amount is classified as other current liabilities in the accompanying consolidated balance sheets as the Company expects to repay all outstanding amounts and terminate this loan agreement in the first half of 1998.

G. REVOLVING CREDIT FACILITY
   -------------------------

The Company maintains an uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"), which was amended on June 26, 1996, among other things, to increase the amount available under the Facility from $10.0 million to $20.0 million, to extend the expiration date to June 30, 1998, from June 30, 1996, and to decrease the facility cost to .15% from .25%. The Facility was also amended to permit the Company to elect an interest rate of either Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At December 31, 1997 and 1996, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility.

H. STOCKHOLDERS' EQUITY AND OTHER STOCK-RELATED INFORMATION
   --------------------------------------------------------

STOCK SPLIT

In March 1996, the Board of Directors approved a three-for-one stock split of the Company's common stock and an amendment to the Company's corporate charter to increase authorized common stock from 30 million to 120 million shares. Following stockholder approval in May 1996, the stock split was completed on June 19, 1996, in the form of a 200% stock dividend to stockholders of record on May 29, 1996. All references in the Consolidated Financial Statements and the related notes to applicable share and per share data, stock option data, and market prices per share of the Company's common stock, for all periods presented, have been retroactively restated to reflect the stock split.

STOCK OPTION PLANS

Under the Company's amended 1991 Stock Option Plan (the "Option Plan"), the Company may grant incentive stock options to employees and nonqualified stock options to employees, directors, officers, and other key individuals. The Management Resource Committee of the Board of Directors administers the Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the Option Plan prior to 1997 generally vest ratably over a four-year period and expire ten years from the date of grant. Options granted under the Option Plan in 1997 generally vest ratably over a four-year period and expire in installments five to eight years from the date of grant. At December 31, 1997, 1996, and 1995, options to purchase 4,063,342, 4,014,783, and 4,288,638 shares, respectively, were exercisable under the Option Plan. In December 1995 and 1996, the Company's Board of Directors amended the Option Plan, with subsequent stockholder approval, to increase the number of shares of common stock authorized for issuance under the Option Plan from twelve million to fifteen million shares in 1995 and fifteen million to nineteen million in 1996.

During 1995, the Company established the 1995 Non-employee Director Stock Option Plan ("Non-employee Director Option Plan"). The Non-employee Director Option Plan authorizes the grant of non-qualified options for up to 150,000 shares of the Company's common stock. Each member of the Company's Board of Directors who was neither (I) an employee nor an officer of the Company or Safeguard Scientific, Inc. ("Safeguard"), nor (II) an affiliate of Technology Leaders II L.P. or any related entity and was serving on the Board of Directors on March 21, 1995, was granted an option to purchase 30,000 shares of the Company's common stock. Each person who is neither (I) an employee nor an officer of the Company or Safeguard nor (II) an affiliate of Technology Leaders II L.P. or any related entity who is first elected to the Board of Directors after March 21, 1995, is automatically granted, on the date of such election without further action by the Board of Directors, an option to purchase 30,000 shares of the Company's common stock. Options generally vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 1997, 1996 and 1995, options to purchase 73,121, 43,122, and zero shares, respectively, were exercisable.

In November 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Option Plan") under which the Company may grant nonqualified stock options to purchase up to 450,000 shares of common stock to employees (other than officers) and consultants of the Company. Options granted under the 1997 Option Plan generally vest ratably over a four-year period and expire in installments five to eight years from the date of grant. At December 31, 1997, no options under the 1997 Option Plan were exercisable.

Stock option activity under the Company's stock option plans is summarized as follows:

                                                       Weighted Average
                                        Option          Exercise Price
                                        Shares            Per Share
                                      ----------       ----------------
  Outstanding at December 31, 1994     8,548,980            $ 3.45
     Granted                           4,115,352             14.64
     Exercised                         1,026,906              1.75
     Canceled                            283,215              5.98
                                      ----------            ------
  Outstanding at December 31, 1995    11,354,211              7.48
     Granted                           2,922,675             25.71
     Exercised                         2,660,679              3.18
     Canceled                            902,252             10.97
                                      ----------            ------
  Outstanding at December 31, 1996    10,713,955             13.27
     Granted                           6,281,988             29.89
     Exercised                         2,170,050              5.86
     Canceled                          2,768,753             26.31
                                      ----------            ------
  Outstanding at December 31, 1997    12,057,140            $20.16
                                      ==========            ======

The above table reflects the cancellation and re-issuance of options to purchase 2,051,286 shares of common stock under the Option Plan. These options were granted in April 1997 at fair market value in exchange for options granted from October 1996 through March 1997 with exercise prices above April 1997 fair market values. Vesting schedules for those options re-started at April 1997 and option lives were shortened compared to the original grants.

The following summarizes information about the Company's stock options outstanding at December 31, 1997:


                                     Options Outstanding                      Options Exercisable
--------------------------------------------------------------------   -----------------------------
                                   Weighted Average        Weighted                        Weighted
                      Number          Remaining            Average          Number         Average
Range of           Outstanding       Contractual           Exercise      Exercisable       Exercise
Exercise Price     at 12/31/97          Life               Price         at 12/31/97       Price
----------------  ------------     ----------------     ----------    ---------------     -----------
$  .16 - $ 1.34       659,329        4.2 Years             $   .59         695,329         $  .59
$ 1.67 - $ 6.32     2,083,326        6.5 Years             $  5.59       1,678,435         $ 5.47
$10.00 - $ 17.30    3,212,700        7.8 Years             $ 15.10       1,609,878         $14.95
$22.88 - $ 28.13    2,530,025        6.0 Years             $ 23.51         152,821         $25.46
$31.15 - $ 36.00    3,535,760        5.8 Years             $ 34.78               -         $    -
----------------  -----------     ------------             -------       ---------         -------
$  .16 - $ 36.00   12,057,140        6.4 Years             $ 20.16       4,136,463         $ 9.08
================  ===========     ============             =======       =========         ======


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology proscribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation" ("SFAS 123"), the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated as follows for the years ended December 31, 1997, 1996, and 1995 (in thousands except per share data):

                                              1997     1996     1995
                                             -------  -------  -------
As reported net income                       $32,929  $24,025  $15,658
Pro forma net income for SFAS 123            $26,039  $18,725  $14,553

Net income per share:
 As reported basic net income per share      $   .62  $   .48  $   .32
 Pro forma basic net income per
    share for SFAS 123                       $   .49  $   .37  $   .30

 As reported diluted net income per share    $   .57  $   .42  $   .28
 Pro forma diluted net income per
    share for SFAS 123                       $   .44  $   .32  $   .26

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:


                                             1997      1996      1995
                                           --------  --------  --------
     Expected volatility                        45%       45%       45%
     Average expected option life          4 Years   5 Years   5 Years
     Average expected life for employee
       stock purchase plan shares          .5 Year   .5 Year   .5 Year
     Risk-free interest rate                   6.2%      6.2%      5.9%
     Dividend yield                              0%        0%        0%

Pro forma net income reflects only options granted and shares issued under the employee stock purchase plan in 1995, 1996, and 1997. Consistent with the requirements of SFAS 123, the full impact of calculating the compensation cost of stock options and shares issued under the employee stock purchase plan under SFAS 123 is not reflected in the pro forma net income and pro forma net income per share amounts presented above because compensation cost is recognized over an option's vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

EMPLOYEE STOCK PURCHASE PLAN

On December 14, 1994, the Board of Directors adopted the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which was subsequently approved by stockholders at the annual meeting of stockholders in May 1995. The Company has authorized 1,500,000 shares of the Company's common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock, subject to limitations provided by
Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. Each participating employee may purchase up to 1,500 shares per payment period and purchases by any one employee may not exceed $25,000 in fair market value of the stock purchased in any one year. The purchases are made twice per year at a price equal to the lesser of (i) 85% of the average market price of the Company' common stock on the first business day of the payment period and (ii) 85% of the average market price of the Company's common stock on the last day of the payment period. Annual payment periods consists of two six-month periods, January 15 through July 14 and July 15 through January 14. For the years ended December 31, 1997, 1996, and 1995, 211,734, 124,123, and 29,650 shares, respectively, were issued under the Stock Purchase Plan.

PREFERRED STOCK

The certificate of incorporation was amended and restated, in December 1992, to increase the number of authorized shares of capital stock to include two million shares of preferred stock, par value $.01 per share, in one or more series. The Board of Directors is authorized, subject to certain limitations prescribed by law, to fix or alter the designations, preferences, rights and any qualifications, limitations, or restrictions of the shares of each such series. The Company has not issued and, except pursuant to the preferred stock purchase rights described in the Rights Plan section of this note, has no present plans to issue any shares of preferred stock.

WARRANTS

In December 1992, the Company issued warrants to Safeguard for the purchase of 900,000 shares of common stock at a price of $2.00 per share. The warrants were exercisable for a five-year period from the date of issuance. In December 1997, all warrants were exercised for common stock.

DIVIDENDS

The Facility with Fleet Bank prohibits the Company from paying any dividends or making any distributions either in cash or in kind on any class of its capital stock without Fleet Bank's prior consent. The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

Dividend distributions made by Peter Chadwick were made in accordance with the Peter Chadwick shareholder agreements in effect prior to the acquisition, and amounted to $3.0 million, $2.0 million, and $744,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, an additional $1.1 million of declared dividends reflecting amounts owed up to the date of acquisition (see Note A) is included in other current liabilities and is payable in the first quarter of 1998.

Dividend distributions totaling $599,000 made by SCG in 1995, prior to the acquisition, were principally for reimbursement of income tax liabilities of its former stockholders due to SCG's S-Corporation tax status.

RIGHTS PLAN

On June 23, 1997, the Board of Directors of the Company approved and adopted a Rights Plan pursuant to a Rights Agreement, and in connection therewith, declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock, which dividend was paid on July 3, 1997 to holders of record of the Company at the close of business on July 3, 1997. One preferred stock purchase right will also be attached to each share of the Company's common stock issued after July 3, 1997. The rights are not presently transferable separate from the share of common stock with respect to which they were issued. The rights are subject to adjustment and become exercisable upon the occurrence of certain events described in the Rights Agreement. In general, the Company is entitled to redeem the rights at $.01 per right. The rights will expire on June 23, 2007, unless earlier redeemed or exchanged. As part of the Rights Plan, the Company designated 100,000 shares of its preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the rights.

RECAPITALIZATION

In November 1995, Peter Chadwick effected a recapitalization which included the exchange of 14,000,000 outstanding ordinary shares for 10,061,615 Class B Preference Shares, 1,044,837 ordinary shares, and $4,350,000 in cash. In addition, Peter Chadwick issued 256,250 Preferred Shares and 2,543,750 Class A Preference Shares to a new investor for total consideration of $4,350,000.

The effect of the recapitalization on the statement of stockholders' equity includes a reclassification of $3,763,000 from retained earnings to additional paid-in capital, primarily related to an increase in the par value amounts for the shares issued to effect the recapitalization. In addition, the issuance of the Preferred Shares and Class A Preference Shares and corresponding purchase of ordinary shares have been reflected as a net activity due to the offsetting effect on additional paid-in capital.

The classes of preferred shares had various redemption and conversion privileges, and rights to cumulative dividends. All classes of ordinary and preferred shares were exchanged for common stock of the Company in connection with the combination (see Note B).

I. LEASE COMMITMENTS
   -----------------

On June 4, 1992, the Company entered into, among other building and equipment leases, a lease for a building in Cambridge, Massachusetts, that is used as its corporate headquarters. The building is owned by a trust, the sole beneficiary of which is the Chairman of the Board of Directors of the Company. The initial lease expires in August 2007, and is renewable for two additional five-year terms. The lease provides for increases, which began in September 1995, based upon increases in the Consumer Price Index-Urban Wage Earners and Clerical Workers, U.S. City Average, All Items ("CPI").

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 170,000 square foot building, which will be located in Cambridge, Massachusetts, will serve as the corporate headquarters for the Company. The lease agreement is for a ten-year period which is expected to commence in June 1999. Pursuant to the terms of the lease agreement, the Company has paid a $1.3 million security deposit in January 1998. The Company's current headquarters building is expected to continue to be used for project development activities through its lease term.

Minimum future lease commitments under noncancelable operating leases for buildings and equipment in effect at December 31, 1997, are presented as follows (in thousands):

     1998                              $10,946
     1999                                9,761
     2000                                7,924
     2001                                7,092
     2002                                6,205
     Thereafter                         14,594
                                       -------
       Total minimum lease payments    $56,522
                                       =======

For the years ended December 31, 1997, 1996, and 1995, rental expense under all leases was approximately $10.6 million, $6.3 million, and $5.1 million, respectively, of which approximately $859,000, $785,000, and $765,000, respectively, related to the trust described above.

Minimum future lease commitments under noncancelable capital leases for equipment at December 31, 1997, are presented as follows (in thousands):

     1998                                                    $   158
     1999                                                        139
     2000                                                         82
     2001                                                         78
     2002                                                         67
                                                             -------
     Total minimum payments                                      524
     Less amounts representing interest                           40
                                                             -------
     Present value of minimum lease payments                     484
     Current portion                                             143
                                                             -------
     Long-term obligation                                    $   341
                                                             =======

J.  OTHER COSTS
    ------------

Other costs consist of the following (in thousands):

                                                                1997     1996     1995
                                                             -------  -------  -------
     Facility costs and related expenses                     $41,473  $30,318  $14,055
     Non-billable project expenses                            17,165   10,339    7,239
     Non-billable staff travel                                15,479    7,473    5,696
     Education and training                                    6,103    4,407    2,233
                                                             -------  -------  -------
                                                             $80,220  $52,537  $29,223
                                                             =======  =======  =======

K. INCOME TAXES
   ------------

The components of income before income taxes and the related provision for income taxes for the years ended December 31, 1997, 1996, and 1995, are presented below (in thousands):


                                 1997      1996     1995
                               --------  --------  -------
Income before income taxes:
     Domestic                  $48,487   $33,164   $19,904
     Foreign                     9,496     7,089     5,826
                               -------   -------   -------
                               $57,983   $40,253   $25,730
                               =======   =======   =======
Provision for income taxes:
     Current:
       Federal                 $17,769   $10,351   $ 5,860
       Foreign                   3,881     3,420     2,192
       State                     3,741     3,023     1,595
                               -------   -------   -------
                                25,391    16,794     9,647
     Deferred:
       Federal                    (308)     (311)      363
       Foreign                      10      (207)       28
       State                       (39)      (48)       34
                               -------   -------   -------
                                  (337)     (566)      425
                               -------   -------   -------
     Total                     $25,054   $16,228   $10,072
                               =======   =======   =======

The Company's deferred tax assets and (liabilities) are comprised of the following as of December 31, 1997 and 1996, respectively (in thousands):


                                     1997    1996
                                    ------  ------
     Bad debt reserves              $ 442   $ 339
     Vacation accrual                 177     262
     Fixed asset depreciation        (923)   (471)
     Cash to accrual adjustments     (476)   (829)
     Other accruals                   807     389
                                    -----   -----
                                    $  27   $(310)
                                    =====   =====

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax rate:

                                     1997   1996   1995
                                     -----  -----  -----
-
 U.S. Statutory tax rate             35.0%  35.0%  35.0%
 State income taxes, net of
   federal income tax benefit         5.0    5.5    5.4
 Goodwill amortization                0.4    0.7    1.1
 Non-taxable S-Corporation income       -      -   (1.0)
 Other, net                          (0.9)  (0.9)  (1.4)
                                     ----   ----   ----
 Effective tax rate before non-
   deductible pooling costs          39.5   40.3   39.1
 Non-deductible pooling costs         3.7      -      -
                                     ----   ----   ----
   Effective tax rate                43.2%  40.3%  39.1%
                                     ====   ====   ====

L.  NET INCOME PER SHARE
    --------------------

The following table presents the calculation of per share earnings for the years ended December 31, 1997, 1996, and 1995 (see Note A) (in thousands except per share data):

                                                    1997     1996     1995
                                                   -------  -------  -------
Net income                                         $32,929  $24,025  $15,658
                                                   =======  =======  =======

Basic:
 Weighted average common shares outstanding         52,952   50,374   48,312
                                                   =======  =======  =======
 Net income per common share                       $   .62  $   .48  $   .32
                                                   =======  =======  =======

Diluted:
 Weighted average common shares outstanding         52,952   50,374   48,312
 Dilutive effects of stock options and warrants      6,143    7,519    6,806
                                                   -------  -------  -------
 Weighted average common and common
    equivalent shares outstanding                   59,095   57,893   55,118
                                                   =======  =======  =======
 Net income per common and common
    equivalent share                               $   .57  $   .42  $   .28
                                                   =======  =======  =======

M. EMPLOYEE BENEFIT PLANS
   ----------------------

In 1992, the Company established a savings and profit-sharing plan (the "401(k) Plan") covering substantially all of the Company's employees. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company may elect to make contributions under the 401(k) Plan. Starting in 1994, the Company elected to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the 401(k) Plan. In 1996, the Company completed the rollover of assets held under the SCG Profit-sharing Plan and the Axiom Profit-sharing Plan to the 401(k) Plan. In January 1998, the

Company completed the rollover of assets held under the Ramos profit sharing plan to the 401 (k) Plan. Company matching contributions amounted to $1.5 million, $845,000, and $499,000 in 1997, 1996, and 1995, respectively.

NatSoft sponsors a defined contribution retirement plan (the "NatSoft Plan") for its employees. Under the NatSoft Plan, employees can contribute between 5% to 11% of salary depending on age and other factors. All employee contributions are matched by NatSoft. Employer matching contribution amounted to $249,000, $202,000, and $181,000 for the years ended December 31, 1997, 1996, and 1995, respectively. NatSoft also sponsored a defined contribution retirement plan for three executives who were also stockholders of NatSoft. NatSoft's contribution to this plan amounted to $150,000 for the year ended December 31, 1995. In June 1996, the defined contribution retirement plan for these executives was terminated.

In 1992, Ramos established a savings and profit-sharing plan (the "Ramos Profit-Sharing Plan") covering substantially all of Ramos's employees. The Ramos Profit-sharing Plan is qualified under Section 401 (a) of the Internal Revenue Code of 1986, as amended. Ramos may elect to make contributions under the Ramos Profit-sharing Plan. Ramos elected to make matching contributions based on a percentage of employees' contributions. Ramos's matching contributions amounted to $538,000, $455,000, and $227,000 for the years ended December 31, 1997,
1996, and 1995, respectively. The Company completed the rollover of assets held under the Ramos Profit-sharing Plan to the 401(k) Plan in January 1998.

In November 1995, Peter Chadwick Limited Employee Trust (the "Trust") was formed for the purpose of providing benefits to Peter Chadwick employees and facilitating the acquisition of Peter Chadwick shares by, or for the benefit of, employees. The Trust is controlled by an independent trustee and, accordingly, the activity of the Trust is not reflected in the consolidated financial statements presented.

As a result of the acquisition, the Trustees have elected to terminate the Trust with dissolution expected in 1998.

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

In July 1996, Axiom was served a demand for arbitration by a former shareholder of Axiom. The claims arose from Axiom's alleged failure to inform such shareholder of the Company's interest in acquiring Axiom at the time he sold his stock back to Axiom. The demand sought damages in excess of $3.3 million plus punitive damages, costs, and attorney's fees. The American Arbitration Association (the "AAA") arbitration was conducted in April and October

1997. Upon completion of the arbitration, the AAA determined that there was no failure to inform and no compensable damages resulting from breach of contract. The AAA also determined that Axiom was the prevailing party in the arbitration and was entitled to compensation from such shareholder for attorneys' fees and costs. Such shareholder has paid to the Company a substantial portion of the related attorneys' fees and costs in settlement of these amounts.

The Company is involved in litigation and various other legal matters that have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

O.   CAMBRIDGE TECHNOLOGY CAPITAL FUND I, L.P.
---  ------------------------------------------

Cambridge Technology Capital Fund I, L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million at December 31, 1997. The Fund intends to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. At December 31, 1997, the Company's investment in the Fund amounted to $307,500. The Fund's operating results for the period ended December 31, 1997 were immaterial.

P. SUPPLEMENTAL CASH FLOW INFORMATION
   ----------------------------------

Supplemental disclosures of cash flow information are presented as follows (in thousands):

                                        1997    1996    1995
                                       ------  ------  ------
     Cash paid during the year for:
       Interest                        $  232  $   46  $  343
       Income taxes                     5,320   4,428   3,671

During 1995, capital lease obligations of $357,000 in the aggregate were incurred by SCG, Axiom, and Ramos for the acquisition of certain equipment.

Q.   GEOGRAPHIC INFORMATION
     ----------------------

Information about the Company's operations and total assets in North America, Europe, Latin America, and the Pacific Rim is presented as follows (in thousands):

                                    1997       1996       1995
                                  ---------  ---------  --------
Net revenues:
 North America                    $275,855   $177,310   $115,430
 Europe                            121,630     93,578     64,237
 Latin America                       8,852      1,990          -
 Pacific Rim                           335          -          -
                                  --------   --------   --------
Consolidated                      $406,672   $272,878   $179,667
                                  ========   ========   ========

Income (loss) from operations:
 North America                    $ 45,218   $ 29,758   $ 18,429
 Europe                             13,470     10,526      5,856
 Latin America                        (827)      (828)         -
 Pacific Rim                        (1,847)         -          -
                                  --------   --------   --------
Consolidated                      $ 56,014   $ 39,456   $ 24,285
                                  ========   ========   ========

Total assets at December 31:
 North America                    $170,927   $105,766   $ 60,135
 Europe                             62,215     41,878     28,037
 Latin America                       3,318          -          -
 Pacific Rim                           782          -          -
                                  --------   --------   --------
Consolidated                      $237,242   $147,644   $ 88,172
                                  ========   ========   ========

North American operations consist of services provided in the United States and Canada. European operations consist of services delivered principally in the United Kingdom, the Netherlands, Switzerland, Sweden, Norway, Ireland, Germany, France, and Austria, which have similar business environments. Latin American operations include services provided primarily in Mexico, Brazil, and Venezuela. Pacific Rim represents operations principally in Japan, Australia, and India. There are no intra-enterprise sales for the periods presented.

R. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
   -------------------------------------------

The following table presents unaudited supplemental quarterly financial information for the years ended 1997 and 1996 (in thousands, except per share data):

                                                             Quarters Ended
                                -------------------------------------------------------------------------
                                   March 31,          June 30,          September 30,      December 31,
                                ----------------  -----------------  -----------------  -----------------
                                 1997     1996     1997      1996      1997     1996      1997     1996
                                -------  -------  -------  --------  --------  -------  --------  -------

Net revenues                    $82,222  $55,866  $96,526   $65,341  $108,594  $72,582  $119,330  $79,089

Income from operations           13,046    8,979   14,600     9,239    16,010   10,100    12,358   11,138

Income before income taxes       13,324    9,138   15,252     9,509    16,546   10,340    12,861   11,266

Net income                        7,954    5,424    9,121     5,595     9,913    6,088     5,941    6,918

Basic net income per share          .15      .11      .17       .11       .19      .12       .11      .14

Diluted net income per share        .14      .10      .16       .10       .17      .10       .10      .12

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.

Our report on the consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statements schedule listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                  /s/ Coopers & Lybrand L.L.P.
                                                  Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 2, 1998

                                                                     SCHEDULE II


              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                       VALUATION AND QUALIFYING ACCOUNTS



             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                (in thousands)



                                    BALANCE AT                                     CHARGED TO                            BALANCE AT
         ALLOWANCES FOR              BEGINNING             CHARGED TO                OTHER                                 END OF
        DOUBTFUL ACCOUNTS            OF PERIOD         COST AND EXPENSES            ACCOUNTS            DEDUCTIONS         PERIOD
----------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1995          $1,003                     $304                $  -                 $155           $1,152
Year ended December 31, 1996           1,152                      518                   -                    -            1,670
Year ended December 31, 1997           1,670                      937                   -                    -            2,607

                                 EXHIBIT INDEX


EXHIBIT NO.                                        DESCRIPTION

         2.1(8)  -  Share and Option Purchase Agreement, dated as of November 24, 1997, by and among the Company, the former shareholders and optionholders of Peter Chadwick
                    Holdings Limited, and the other parties named therein (including Schedule 4 attached thereto).
         2.2(8)  -  Registration Rights Agreement, dated as of November 24, 1997, by and among the Company and the other parties named therein.
         2.3(8)  -  Escrow Agreement, dated as of November 24, 1997, by and among the Company and other parties named therein.
         3.1(9)  -  Amended and Restated Certificate of Incorporation of the Company, as
                    amended.
         3.2(1)  -  Amended and Restated By-laws of the Company.
           4(7)  -  Rights Agreement dated June 23, 1997 between the Company and ChaseMellon
                    Shareholders Services, LLC.
        10.1(1)  -  Lease dated June 4, 1992, as amended, between 304 Vassar Street Realty
                    Trust and the Company, for 304 Vassar Street, Cambridge, Massachusetts.
       10.2*     -  Amended and Restated 1991 Stock Option Plan as amended.
       10.3(6)*  -  Form of Non-Qualified Stock Option Agreement of the Company for Executive
                    Officers.
       10.4(6)*  -  Form of Non-Qualified Stock Option Agreement of the Company for Non-
                    Executive Officers.
       10.5*     -  Form of Incentive Stock Option Agreement of the Company for Executive
                    Officers.
       10.6*     -  Form of Incentive Stock Option Agreement of the Company for Non-Executive
                    Employees.
       10.7(1)*  -  Agreement dated December 1992 between the Company and James K. Sims.
       10.8(4)*  -  Amendment to Agreement between the Company and James K. Sims dated
                    December 15, 1994.
       10.9(1)*  -  Agreement dated December 1992 between the Company and Arthur M. Toscanini.
       10.10(1)  -  Loan and Security Agreement dated February 1, 1993 by and between the
                    Company and Fleet Bank of Massachusetts, N.A.
       10.11(2)  -  First Amendment to Loan and Security Agreement by and between the Company and Fleet Bank of Massachusetts, N.A. dated September 1993.
       10.12(3)  -  Second Amendment to Loan and Security Agreement by and between the Company and Fleet Bank of Massachusetts, N.A. dated July 11, 1994.
       10.13(5)  -  Third Amendment to Loan and Security Agreement by and between the Company and Fleet Bank N.A. dated June 26, 1996.
       10.14*    -  Description of 1997 Executive Bonus Plan.
       10.15*    -  Deferred Compensation Plan for Key Employees.
       10.16*    -  Form of Split-Dollar Life Insurance Agreement for Executive Officers and



                     Vice Presidents.
         10.17*   -  Service Agreement with Quentin Baer, as amended.
         10.18*   -  Service Agreement with Ian Clarkson, as amended.
         10.19(7) -  Rights Agreement dated June 23, 1997 between the Company and ChaseMellon
                     Shareholders Services, LLC.
         10.20(8) -  Share and Option Purchase Agreement, dated as of November 24, 1997, by and among the Company, the former shareholders and optionholders of Peter Chadwick
                     Holdings Limited, and the other parties named therein (including Schedule 4 attached thereto).
         10.21(8) -  Escrow Agreement, dated as of November 24, 1997, by and among the Company and other parties named therein.
         11       -  Statement Regarding Computation of Per Share Earnings.
         21       -  Subsidiaries of the Company.
         23       -  Consent of Coopers & Lybrand L.L.P.
         24       -  Power of Attorney (Included on Signature Page to this Report).
         27.1     -  Financial Data Schedule.
         27.2     -  Financial Data Schedule.
         27.3     -  Financial Data Schedule.

---------------------------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(2) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended September 30, 1993.
(3) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1994.
(4) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-K for the twelve-month period ended December 31, 1994.
(5) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1996.
(6) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1997.
(7) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K dated June 23, 1997, and filed on July 1, 1997.
(8) Incorporated herein by reference to the exhibits to the Company's Report on Form 8-K dated December 8, 1997.
(9) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 333-43127).