Form 10-Q
period 1998-03-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1998-05-12
CIK 895462

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
       (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No  ___
                                                  ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of April 30, 1998, there were 56,315,578 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:

ITEM 1:   FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of March 31, 1998 and
    December 31, 1997                                                       3

  Consolidated Statements of Operations for the Three Months
    Ended March 31, 1998 and 1997                                           4

  Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1998 and 1997                                           5

  Notes to Consolidated Financial Statements                                6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            9


PART II - OTHER INFORMATION:

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                 March 31,   December 31,
                                                                   1998          1997
                                                                -----------  -------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 35,945       $ 39,496
   Investments held to maturity                                     20,031         15,824
   Accounts receivable, less allowance of $3,181 and $2,607
     at March 31, 1998 and December 31, 1997, respectively         116,409        101,887
   Unbilled revenue on contracts                                    11,305          8,231
   Deferred income taxes                                               950            950
   Prepaid expenses and other current assets                        30,652         27,733
                                                                  --------       --------
     Total current assets                                          215,292        194,121

Property and equipment, net                                         39,096         35,403
Other assets                                                         5,722          5,624
Goodwill, net                                                        1,891          2,094
                                                                  --------       --------
     Total assets                                                 $262,001       $237,242
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 18,760       $ 18,998
   Accrued expenses                                                 29,429         36,235
   Deferred revenue                                                 11,863          9,502
   Income taxes payable                                             26,514         19,361
   Obligations under capital leases, current                           126            143
   Other current liabilities                                             -          1,952
                                                                  --------       --------
     Total current liabilities                                      86,692         86,191

Obligations under capital leases                                       238            341
Deferred income taxes                                                  923            923

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 120,000,000
     shares; issued and outstanding 56,067,498 and 54,969,004
     at March 31, 1998 and December 31, 1997, respectively             561            550
 Additional paid-in capital                                         89,202         75,253
 Retained earnings                                                  88,519         76,445
 Accumulated other comprehensive loss                               (4,134)        (2,461)
                                                                  --------       --------
     Total stockholders' equity                                    174,148        149,787
                                                                  --------       --------
     Total liabilities and stockholders' equity                   $262,001       $237,242
                                                                  ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 1998               1997
                                              ---------           --------
Net revenues                                  $133,486              $82,222
Costs and expenses:
   Project personnel                            60,021               36,420
   General and Administration                   14,981                9,426
   Sales and marketing                          12,473                7,906
   Other costs                                  26,312               15,424
                                              --------              -------
     Total operating expenses                  113,787               69,176
                                              --------              -------

Income from operations                          19,699               13,046

Other income (expense):
   Interest income                                 602                  342
   Interest expense                                (45)                 (33)
   Foreign exchange loss                          (133)                 (31)
                                              --------              -------

Income before income taxes                      20,123               13,324
Provision for income taxes                       8,049                5,370
                                              --------              -------

Net income                                    $ 12,074              $ 7,954
                                              ========              =======

Basic net income per share                    $    .22              $   .15
                                              ========              =======

Diluted net income per share                  $    .20              $   .14
                                              ========              =======

Weighted average common shares outstanding      55,537               51,997
                                              ========              =======

Weighted average common and common
 equivalent shares outstanding                  60,979               57,896
                                              ========              =======

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                               1998            1997
                                                          --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $ 12,074        $  7,954
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                  3,033           1,852
   Tax benefit from exercise of stock options                     2,256           1,197
Changes in assets and liabilities:
   Increase in accounts receivable                              (14,811)        (16,868)
   (Increase) decrease in unbilled revenue on contracts          (3,181)            892
   Increase in prepaid expenses and other current assets         (3,337)         (2,906)
   Decrease in accounts payable                                    (163)           (323)
   Decrease in accrued expenses                                  (6,815)         (1,281)
   Increase in deferred revenue                                   2,376           6,309
   Increase in income taxes payable                               6,065           3,316
                                                               --------        --------
      Net cash (used in) provided by operating activities        (2,503)            142
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                              (6,382)         (3,896)
Purchase of investments held to maturity                         (6,157)         (2,185)
Maturity of investments                                           1,950           1,259
                                                               --------        --------
      Net cash used in investing activities                     (10,589)         (4,822)
                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of loan                                                  (823)              -
Obligations under capital leases                                   (108)            (18)
Dividend distribution to Peter Chadwick stockholders             (1,129)              -
Proceeds from exercise of stock options                           8,315           1,412
Proceeds from employee stock purchase plan                        3,389           2,140
                                                               --------        --------
      Net cash provided by financing activities                   9,644           3,534
                                                               --------        --------

Effect of foreign exchange rate changes on cash                    (103)           (280)

Net decrease in cash and cash equivalents                        (3,551)         (1,426)
Cash and cash equivalents at beginning of period                 39,496          26,087
                                                               --------        --------
Cash and cash equivalents at end of period                     $ 35,945        $ 24,661
                                                               ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In November 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). The acquisition of Peter Chadwick was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Peter Chadwick. Certain prior period amounts have been reclassified to conform with current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three months ended March 31, 1998, are not necessarily indicative of results for the full year.

B.   OTHER CURRENT LIABILITIES
     -------------------------

In April 1997, Peter Chadwick acquired the assets of a training facility located in the United Kingdom. Peter Chadwick entered into a loan agreement with National Westminister Bank (the "Loan Agreement") to finance this acquisition. In March 1998, the Company terminated the Loan Agreement and repaid the outstanding principal balance of approximately $823,000.

C.  NET INCOME PER SHARE
    --------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128") for the year ended December 31, 1997, which included retroactively restating earnings per share for all prior periods for which earnings per share (EPS) data is presented. SFAS 128 requires the presentation of basic and diluted EPS. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). The following table presents the calculation of earnings per share for the three months ended March 31, 1998 and 1997 (in thousands except per share data):

                                                     1998     1997
                                                    -------  -------
Net income                                          $12,074  $ 7,954
                                                    =======  =======

Basic:
  Weighted average common shares outstanding         55,537   51,997
                                                    =======  =======

  Net income per share                              $   .22  $   .15
                                                    =======  =======

Diluted:
  Weighted average common shares outstanding         55,537   51,997
  Dilutive effects of stock options and warrants      5,442    5,899
                                                    -------  -------
  Weighted average common and
     common equivalent shares outstanding            60,979   57,896
                                                    =======  =======

  Net income per share                              $   .20  $   .14
                                                    =======  =======

D.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts relate primarily to European currencies and generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of March 31, 1998, the Company held foreign exchange forward contracts of approximately $7.9 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

E.  COMPREHENSIVE INCOME
    --------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for the periods beginning after December 15, 1997. The Company has elected to disclose this information in the Statement of Stockholders' Equity. The following table presents the calculation of comprehensive income and its components:

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------      -----------
                                                        (in thousands)
 Comprehensive income:
   Net income                                   $12,074           $ 7,954
   Foreign currency translation adjustments      (1,673)           (1,175)
                                                -------           -------
   Comprehensive income                         $10,401           $ 6,779
                                                =======           =======

F.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended March 31, 1998.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The management approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact of such adoption on its reporting as currently presented.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. The Company combines management consulting, information technology ("IT") strategy, process innovation and implementation, custom and package software deployment, network services, and educational services to rapidly deliver end-to-end business systems for clients. In performing its services, the Company employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. The Company believes that this approach permits the delivery of results in unprecedented time frames, typically within three to twelve months. Working primarily with a fixed-price, fixed-timetable model with client involvement at all stages of the process, the Company continued to post strong operating results for the quarter ended March 31, 1998. Net revenues for the first quarter of 1998 increased 62% to $133.5 million compared to $82.2 million for the same period in 1997, reflecting increased demand for the Company's services worldwide. Net income for the quarter ended March 31, 1998, increased 52% to $12.1 million, or $.20 per share (diluted), compared to $8.0 million, or $.14 per share (diluted), for the comparable period in 1997.

In the first quarter of 1998, the Company continued to experience increased demand for its services worldwide. North American net revenues grew 67% for the quarter ended March 31, 1998, compared to the same period in 1997. This growth in North American net revenues was fueled by increased demand, across all geographic areas, for the Company's services, including custom and package client/server applications, enterprise resource planning ("ERP") solutions, management consulting services, and interactive solutions. Internationally, net revenues grew 54% in the first quarter of 1998 compared to the same period a year ago. In the first quarter of 1998, the Company commenced over 200 new engagements worldwide. In order to support the increased demand for the Company's services, total company headcount increased to 3,322 at March 31, 1998, from 3,071 at December 31, 1997. The Company will continue to focus on hiring and assimilating appropriate personnel to service its clients in the upcoming quarters.

In January 1998, the Company introduced a fixed-time/fixed price offering of integrated manufacturing and supply chain solutions to provide manufacturers with a total enterprise management solution. Further investing in its service line expansion, the Company also developed and introduced a rapid, fixed-time/fixed-price ERP deployment strategy for middle-market organizations. Initial customer response to these new service offerings has been positive.

During the first quarter of 1998, the Company strengthened its operations in Europe by adding offices in Utrecht, the Netherlands and Brussels, Belgium, bringing worldwide total office count to 47 locations, at March 31, 1998. Committed to investing in the global expansion of the Company, management believes that the Company is well positioned for business growth going into the second quarter of 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO
  THREE MONTHS ENDED MARCH 31, 1997

Net revenues increased 62% to $133.5 million in 1998 compared to $82.2 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for the Company's expanded service offerings. North American net revenues remained strong, growing 67% to $92.8 million in 1998 from $55.7 million in 1997. First quarter 1998 international net revenues grew 54% to $40.7 million from $26.5 million in 1997. International net revenue results were negatively impacted by the strengthening of the U.S. dollar against international currencies primarily in the Netherlands and Scandinavia. Excluding a $1.0 million negative impact related to changes in foreign exchange rates, net revenues for the quarter ended march 31, 1998, would have been $134.5 million, or a 64% increase in net revenues compared to the same period in 1997.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $60.0 million or 45% of net revenues in 1998 compared to $36.4 million or 44% of net revenues in 1997. The dollar and percentage increase resulted from the hiring of additional project personnel over 1997 staff levels, the related increase in payroll and payroll-related expenses, and increased usage of skilled subcontractors on projects. Worldwide project personnel headcount increased 53% to 2,767 employees at march 31, 1998, from 1,808 employees at march 31, 1997. while the Company anticipates meeting its hiring goals for the remainder of fiscal 1998, competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The company periodically reviews and updates its billing rates to cover the expected increase in costs. The Company currently expects that project personnel costs as a percentage of annual net revenues will increase to approximately 46% for the remainder of 1998 as the Company invests in hiring and assimilating its employees to support its business growth.

Furthermore, in January 1998, the Company introduced staffing control initiatives to better monitor its subcontractor costs. While subcontractor costs continued to be a notable component of project personnel costs, subcontractor costs were reduced in the first quarter of 1998 compared to the third and fourth quarters of 1997 and was within management's expectations. Other initiatives that are part of the Company's focus on containing project personnel costs include the continuous review and measurement of utilization, employee retention, and billability. In January 1998, the Company implemented an improved worldwide time entry system to serve as the basis for its productivity measurements.

General and administration expenses were $15.0 million in 1998 compared to $9.4 million in 1997, reflecting 11% of net revenues for both periods. The dollar increase reflects increased payroll and payroll-related expenses associated with increased staff headcount and increased costs related to travel and company wide recruiting expenses to support the Company's continued growth and geographic expansion in North America and internationally. The Company currently expects to maintain general and administration expenses as a percentage of net revenues at a range between 10% and 11% for the remainder of 1998, while continuing to provide sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $12.5 million or 9% of net revenues in 1998 compared to $7.9 million or 10% of net revenues in 1997. The dollar increase is primarily attributable to an increase in payroll and payroll-related expenses associated with the increase in sales and marketing personnel from 156 at March 31, 1997, to 228 at March 31, 1998, the increase in sales commissions related to the significant increase in net revenues, and travel related expenses for the field sales and marketing groups. The increased sales and marketing headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar increase also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. The decrease as a percentage of net revenues is primarily due to the significant increase in net revenues. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues. The Company expects to maintain sales and marketing expenses as a percentage of net revenues at a range between 9% and 10% for the remainder of 1998.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $26.3 million or 20% of net revenues in 1998 compared to $15.4 million or 19% of net revenues in 1997. The dollar and percentage increase from 1997 resulted principally from increased facility, travel, and employee training costs. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company expects other costs as a percentage of net revenues to remain at the current level for the remainder of 1998.

Interest income increased to $602,000 in 1998 from $342,000 in 1997. This increase is principally due to increased cash and investment balances during the first quarter of 1998 compared to 1997. The Company's cash and investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Foreign exchange loss was $133,000 in 1998 compared to $31,000 in 1997, which losses were related to foreign currency exchange rate fluctuations associated with intercompany balances. The increase in foreign exchange loss is due primarily to unfavorable fluctuations in European currencies in the first quarter of 1998. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of March 31, 1998, the Company held foreign exchange contracts of approximately $7.9 million.

The Company's effective income tax rate in 1998 decreased to 40.0% from 40.3% a year ago. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income increased 52% to $12.1 million or $.20 per share (diluted) for the 1998 period as compared to $8.0 million or $.14 per share (diluted) for the same period in 1997. The Company increased its net income per share by 43% despite a 5% increase in the number of common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate primarily debt-free and enhance its working capital position. Working capital increased to $128.6 million at March 31, 1998, from $107.9 million at December 31, 1997. This increase was primarily due to increases in accounts receivable and unbilled revenue on contracts, proceeds from exercise of stock options, and proceeds from shares issued under the employee stock purchase plan, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees. The Company's days sales in accounts receivable was 74 days during the first quarter of 1998 compared to 75 days for the same period in 1997. In 1998, the Company began to include the reduction in days sales outstanding as an individual metric for its employee bonus program. In addition, the Company's treasury function, which is primarily responsible for worldwide collection and cash management efforts, continues to focus on its outstanding receivables by involving the Company's project management staff in the collection process. This continued collection effort has reduced the Company's accounts receivable balance greater than 60 days as a percentage the consolidated balance in the first quarter of 1998 compared to the fourth quarter of 1997.

Net cash used in operating activities was $2.5 million in 1998 compared to net cash provided by operating activities of $142,000 for the comparable period in 1997. The increases in net income, tax benefit from exercise of stock options, income taxes payable, and deferred revenue were more than offset by the increases in accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets and a decrease in accrued expenses. The decrease in accrued expenses is primarily due to bonus payments made in the first quarter of 1998 under the Company's 1997 employee bonus plan.

Capital expenditures of $6.4 million in 1998 were used principally for computer equipment to support the Company's expanding operations and employee workstations and leasehold improvements related to the Company's expanding and new offices worldwide. Capital expenditures for 1998 are expected to approximate $30.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

The Company maintains a $20.0 million uncollateralized revolving credit facility (the "Facility") with Fleet National Bank ("Fleet Bank"). The Facility, which expires on June 30, 1998, allows the Company to elect an interest rate of either Fleet Bank's prime rate in effect from time to time or a eurodollar rate, as defined, payable monthly in arrears commencing with the advance of funds. The Facility requires, among other things, the Company to maintain certain financial ratios including tangible net worth, debt to equity, and operating profitability. At March 31, 1998 and December 31, 1997, the Company was in compliance with these financial ratio requirements and no borrowings have been made under the Facility. Currently, the Company expects to extend and increase the amount available under the Facility in June 1998.

In the first quarter of 1998, the Company repaid the outstanding principal balance of approximately $823,000 under a loan agreement entered into by Peter Chadwick to finance the purchase of a training facility located in the United Kingdom. This loan agreement was then terminated. (see Note B of the Notes to the Consolidated Financial Statements).

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 177,000 square foot building, which will be located in Cambridge, Massachusetts, will serve as the corporate headquarters for the Company. The lease agreement is for a ten-year period, which is expected to commence in June 1999. Pursuant to the terms of the lease agreement, the Company paid a $1.3 million security deposit in January 1998. The Company's current headquarters building is expected to continue to be used for project development and other activities through its lease term.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth, which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1998, to meet the Company's working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1998, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America and internationally. Although the Company's plans to open offices and hire personnel are in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, and regulatory conditions, could also adversely affect future results and liquidity.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts) such as statements about future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increase in personnel and related costs, opening additional offices, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the period, the number of working days in a period, employee hiring, retention, and utilization rates, acceptance and profitability of the Company's services in new territories, and integration of companies acquired. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

  a. Exhibits:

       3.1 Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-43127)).

       3.2 Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338)).

       4 Rights Agreements dated June 23, 1997 between the Company and ChaseMellon Shareholder Services, LLC. (Incorporated herein by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated June 23, 1997, and filed on July 1, 1997).

       11   Statement Regarding Computation of Earnings Per Share.

       27   Financial Data Schedule.


  b. Reports on Form 8-K:

     On February 17, 1998, the Company filed a report on Form 8-K which contains the financial results of the Company for the year ended December 31, 1997, consisting of the consolidated statements of operations for the Company for the twelve month periods ended December 31, 1996 and 1997, respectively, and the condensed consolidated balance sheets for the Company as of December 31, 1996 and 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



              Date:  May 11, 1998         By:/s/ Arthur M. Toscanini
                                             -------------------------------
                                             Arthur M. Toscanini
                                             Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


3.1 Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-43127)).

3.2 Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338)).

4 Rights Agreement dated June 23, 1997, between the Company and ChaseMellon Shareholders Services, LLC. (Incorporated herein by reference to Exhibit
      4.1 to the Company's Report on Form 8-K dated June 23, 1997, and filed on July 1, 1997).

11    Statement Regarding Computation of Earnings Per Share.

27    Financial Data Schedule.