Form 10-Q
period 1998-06-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1998-08-14
CIK 895462

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

       (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1998

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

                                (617) 374-9800
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                  ----      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1998, there were 56,768,796 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of June 30, 1998 and
    December 31, 1997                                                        3

  Consolidated Statements of Operations for the Three and
    Six Months Ended June 30, 1998 and 1997                                  4

  Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 1998 and 1997                                      5

  Notes to Consolidated Financial Statements                                 6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               9

PART II - OTHER INFORMATION:

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

ITEM 5:  OTHER INFORMATION                                                  16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                  18

EXHIBIT INDEX                                                               19

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                                -----------    -------------
                                                                (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                        $ 51,683       $ 39,496
 Investments held to maturity                                       21,712         15,824
 Accounts receivable, less allowance of $3,486 and $2,607
   at June 30, 1998 and December 31, 1997, respectively            134,203        101,887
 Unbilled revenue on contracts                                       9,687          8,231
 Deferred income taxes                                                 950            950
 Prepaid expenses and other current assets                          36,699         27,733
                                                                  --------       --------
   Total current assets                                            254,934        194,121

Property and equipment, net                                         41,975         35,403
Other assets                                                         6,518          5,624
Goodwill, net                                                        1,675          2,094
                                                                  --------       --------
   Total assets                                                   $305,102       $237,242
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $ 18,574       $ 18,998
 Accrued expenses                                                   47,373         36,235
 Deferred revenue                                                   14,356          9,502
 Income taxes payable                                               21,983         19,361
 Obligations under capital leases, current                             127            143
 Other current liabilities                                               -          1,952
                                                                  --------       --------
   Total current liabilities                                       102,413         86,191

Obligations under capital leases                                       225            341
Deferred income taxes                                                  923            923

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 250,000,000
   shares;  issued and outstanding 56,571,122 and 54,969,004
   at June 30, 1998 and December 31, 1997, respectively                566            550
 Additional paid-in capital                                        102,788         75,253
 Retained earnings                                                 102,084         76,445
 Accumulated other comprehensive loss                               (3,897)        (2,461)
                                                                  --------       --------
   Total stockholders' equity                                      201,541        149,787
                                                                  --------       --------
   Total liabilities and stockholders' equity                     $305,102       $237,242
                                                                  ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                    ----------------------------    --------------------------
                                                       1998            1997           1998             1997
                                                    ---------       ----------      ---------        ---------
Net revenues                                        $146,330         $96,526          $279,816        $178,748
Costs and expenses:
 Project personnel                                    65,156          43,444           125,177          79,864
 General and administration                           16,307          11,462            31,288          20,888
 Sales and marketing                                  14,670           8,514            27,143          16,420
 Other costs                                          28,098          18,506            54,410          33,930
                                                    --------         -------          --------        --------
   Total operating expenses                          124,231          81,926           238,018         151,102
                                                    --------         -------          --------        --------

Income from operations                                22,099          14,600            41,798          27,646

Other income (expense):
 Interest income                                         571             659             1,173           1,001
 Interest expense                                        (38)            (43)              (83)            (76)
 Foreign exchange (loss) gain                            (24)             36              (157)              5
                                                    --------         -------          --------        --------

Income before income taxes                            22,608          15,252            42,731          28,576
Provision for income taxes                             9,043           6,131            17,092          11,501
                                                    --------         -------          --------        --------

Net income                                          $ 13,565         $ 9,121          $ 25,639        $ 17,075
                                                    ========         =======          ========        ========

Basic net income per share                          $    .24         $   .17          $    .46        $    .32
                                                    ========         =======          ========        ========

Diluted net income per share                        $    .22         $   .16          $    .42        $    .30
                                                    ========         =======          ========        ========

Weighted average number of
 common shares outstanding                            56,306          52,544            55,901          52,274
                                                    ========         =======          ========        ========
Weighted average number of
 common and common
 equivalent shares outstanding                        61,723          58,079            61,334          58,008
                                                    ========         =======          ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                   1998           1997
                                                               -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 25,639        $ 17,075
Amounts that reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                      6,268           3,637
 Tax benefit from exercise of stock options                        10,189           4,984
 Changes in assets and liabilities:
   Increase in accounts receivable                                (32,640)        (26,434)
   (Increase) decrease in unbilled revenue on contracts            (1,545)            848
   Increase in prepaid expenses and other current assets           (9,063)         (2,303)
   (Decrease) increase in accounts payable                           (408)          4,968
   Increase in accrued expenses                                     9,968           9,717
   Increase in deferred revenue                                     4,846           7,890
   Increase in income taxes payable                                 2,591           2,867
   Other, net                                                        (875)         (1,671)
                                                                 --------        --------
     Net cash provided by operating activities                     14,970          21,578
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                               (12,520)        (10,439)
Purchase of investments held to maturity                          (13,557)         (9,255)
Maturity of investments                                             7,669           7,511
                                                                 --------        --------
     Net cash used for investing activities                       (18,408)        (12,183)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of loan                                                    (823)              -
Obligations under capital leases                                     (121)            (33)
Dividend distribution                                              (1,129)         (1,817)
Proceeds from employee stock purchase plan                          3,390           2,140
Proceeds from exercise of stock options                            13,972           4,564
                                                                 --------        --------
     Net cash provided by financing activities                     15,289           4,854
                                                                 --------        --------


Effect of foreign exchange rate changes on cash                       336            (235)

Net increase in cash and cash equivalents                          12,187          14,014
Cash and cash equivalents at beginning of period                   39,496          26,087
                                                                 --------        --------
Cash and cash equivalents at end of period                       $ 51,683        $ 40,101
                                                                 ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In November 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). The acquisition of Peter Chadwick was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Peter Chadwick. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results for the full year.

B.  REVOLVING CREDIT FACILITY
    -------------------------

In June 1998, the Company obtained a commitment from The Chase Manhattan Bank ("Chase") to provide a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement. The Facility, which is expected to be in place by August 31, 1998, expires three years from its closing date and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility will be administered by Chase and will carry a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement currently under negotiation with Chase. The Facility will permit the Company to elect any of three possible interest rate formulas as defined in the credit agreement. Interest will be payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility will require, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At June 30, 1998 and December 31, 1997, the Company had no balance outstanding under its revolving credit facility.

C.   OTHER CURRENT LIABILITIES
     -------------------------

In April 1997, Peter Chadwick acquired the assets of a training facility located in the United Kingdom. Peter Chadwick entered into a loan agreement with National Westminister Bank (the "Loan Agreement") to finance this acquisition. In March 1998, the Company terminated this Loan Agreement and repaid the outstanding principal balance of approximately $823,000.

D.  NET INCOME PER SHARE
    --------------------

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128") beginning with the year ended December 31, 1997, which includes retroactively restating earnings per share for all prior periods for which earnings per share ("EPS") data is presented. SFAS 128 requires the presentation of basic and diluted EPS. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). The following table presents the calculation of earnings per share for the three and six months ended June 30, 1998 and 1997 (in thousands except per share data):



                                               Three Months Ended             Six Months Ended
                                            -----------------------        ----------------------
                                             1998            1997           1998           1997
                                           -------          ------         -------        -------

Net income                                 $13,565         $ 9,121        $25,639        $17,075
                                           =======         =======        =======        =======

Basic:
 Weighted average common
   shares outstanding                       56,306          52,544         55,901         52,274
                                           =======         =======        =======        =======
 Net income per share                      $   .24         $   .17        $   .46        $   .32
                                           =======         =======        =======        =======

Diluted:
 Weighted average common
   shares outstanding                       56,306          52,544         55,901         52,274
 Dilutive effects of stock options
   and warrants                              5,417           5,535          5,433          5,734
                                           -------         -------        -------        -------
 Weighted average common and
   common equivalent shares
   outstanding                              61,723          58,079         61,334         58,008
                                           =======         =======        =======        =======

 Net income per share                      $   .22         $   .16        $   .42        $   .30
                                           =======         =======        =======        =======

E.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of June 30, 1998, the Company held foreign exchange forward contracts of approximately $10.2 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

F.  COMPREHENSIVE INCOME
    --------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for the periods beginning after December 15, 1997. The Company has elected to disclose this information in its annual Statement of Stockholders' Equity. The following table presents the calculation of comprehensive income and its components for the three and six months ended June 30, 1998 and 1997 (in thousands):

                                    Three Months Ended    Six Months Ended
                                   -------------------  --------------------
                                     1998       1997       1998      1997
                                   ---------  --------  ---------  ---------

 Comprehensive income:
   Net income                        $13,565   $9,121    $25,639    $17,075
   Foreign currency translation
     adjustments                         237     (849)    (1,436)    (2,024)
                                     -------   ------    -------    -------
   Comprehensive income              $13,802   $8,272    $24,203    $15,051
                                     =======   ======    =======    =======

G.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued. SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact of such adoption on its reporting as currently presented.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact of the adoption of SFAS 133 on the Company's results of operations and financial position.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. The Company combines management consulting, information technology ("IT") strategy, process innovation and implementation, custom and package software deployment, network services, and educational services to rapidly deliver end-to-end business systems for clients. In performing its services, the Company employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. The Company believes that this approach permits the delivery of results in unprecedented time frames, typically within three to twelve months. Working primarily with a fixed-price, fixed-timetable model with client involvement at all stages of the process, the Company continued to post strong operating results for the quarter ended June 30, 1998. Net revenues for the second quarter of 1998 increased 52% to $146.3 million compared to $96.5 million for the same period in 1997, reflecting increased demand for the Company's services worldwide. Net income for the quarter ended June 30, 1998, increased 49% to $13.6 million, or $.22 per share (diluted) compared to $9.1 million, or $.16 per share (diluted) for the comparable period in 1997.

In the second quarter of 1998, the Company continued to experience increased demand for its services worldwide. North American net revenues grew 54% for the quarter ended June 30, 1998, compared to the same period in 1997. This growth in North American net revenues was fueled by increased demand across all geographic areas for the Company's services, including custom and package client/server applications, enterprise resource planning ("ERP") solutions, management consulting services, and interactive solutions. Internationally, net revenues grew 47% in the second quarter of 1998 compared to the same period a year ago. In the second quarter of 1998, the Company commenced approximately 230 new engagements worldwide. In order to support the increased demand for the Company's services, total company headcount increased to 3,487 at June 30, 1998, from 3,071 at December 31, 1997. The Company will continue to focus on hiring and assimilating appropriate personnel to service its clients in the upcoming quarters of 1998. While the Company's employee turnover has increased to an annualized rate of 25% in 1998 from 23% in 1997, the Company expects that this increase should not have a detrimental impact on the Company's ability to meet its growth goals. The Company is continuing to hire in accordance with its current and anticipated demand requirements and had 178 offers of employment accepted as of July 31, 1998 for 1998 start dates.

In the second quarter of 1998, the Company generated an increased number of cross business unit engagements, particularly driven by the Company's most recent acquisition, Peter Chadwick. Demand for the Company's ERP business remained strong in the second quarter of 1998 as the Company continued to grow its Cambridge Momentum (SM) service offerings. The Company also developed and introduced a rapid, fixed-time/fixed-price ERP deployment strategy for middle-market organizations in the first quarter of 1998. Customer response to these new service offerings has been positive.

During the first half of 1998, the Company strengthened its operations in Europe by adding offices in Copenhagen, Denmark, Utrecht, Netherlands, Brussels, Belgium, and Paris, France, bringing worldwide total office count to 49 locations at June 30, 1998. Committed to investing in the global expansion of the Company, management believes that the Company is well positioned for business growth going into the third quarter of 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO
  THREE MONTHS ENDED JUNE 30, 1997

Net revenues increased 52% to $146.3 million in 1998 compared to $96.5 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings. North American net revenues remained strong, growing 54% to $99.5 million in 1998 from $64.7 million in 1997. International net revenues grew 47% to $46.8 million in 1998 from $31.8 million in 1997. International net revenue results were negatively impacted by the strengthening of the U.S. dollar against international currencies. Excluding an $887,000 negative impact related to changes in foreign exchange rates, consolidated net revenues for the quarter ended June 30, 1998, would have been $147.2 million, or a 53% increase in net revenues compared to the same period in 1997.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $65.2 million in 1998 and $43.4 million in 1997, or 45% of net revenues for both periods. The dollar increase resulted from the hiring of additional project personnel over 1997 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. Worldwide project personnel headcount increased 33% to 2,868 employees at June 30, 1998, from 2,162 employees at June 30, 1997. While the Company anticipates meeting its hiring goals for the remainder of fiscal 1998, competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs. The Company currently expects that project personnel costs as a percentage of net revenues will increase to approximately 46% for the remainder of 1998 as the Company invests in hiring and assimilating its employees to support its business growth.

Furthermore, in January 1998, the Company introduced staffing control initiatives to better monitor its subcontractor costs. While subcontractor costs continued to be a notable component of project personnel costs, subcontractor costs were reduced in the first and second quarters of 1998 compared to the third and fourth quarters of 1997 and were within management's expectations. Other initiatives that are part of the Company's focus on containing project personnel costs include the continuous review and measurement of utilization, employee retention, and billability. In January 1998, the Company implemented an improved worldwide time entry system to serve as the basis for its productivity measurements.

General and administration expenses were $16.3 million or 11% of net revenues in 1998 compared to $11.5 million or 12% of net revenues in 1997. The percentage decrease from 1997 is primarily due to the significant increase in net revenues and the Company's continued focus on cost containment in this area. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America and internationally. The Company currently expects to decrease its general and administration expenses as a percentage of net revenues to approximately 10% for the remainder of 1998, while continuing to provide sufficient support for the Company's global growth strategy.

Sales and marketing expenses were $14.7 million or 10% of net revenues in 1998 compared to $8.5 million or 9% in 1997. The dollar and percentage increase are primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from

165 at June 30, 1997, to 262 at June 30, 1998, the increase in sales commissions related to the significant increase in net revenues, and travel related expenses for the field sales and marketing groups. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar increase also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues. The Company expects to leverage its investment in sales and marketing expenditures made in the first half of 1998, and thus anticipates an improvement as a percentage of net revenues in this area. The Company expects its sales and marketing expenses as a percentage of net revenues to decrease to approximately 9% for the remainder of 1998.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and staff training. Other costs were $28.1 million in 1998 and $18.5 million in 1997, or 19% of net revenues for both periods. The dollar increase from 1997 resulted principally from increased facility, travel, and employee training costs. As the Company continues its headcount and facilities growth to support current and anticipated increases in demand for its services, the Company expects to maintain other costs as a percentage of net revenues at approximately 19% for the remainder of 1998.

Interest income decreased to $571,000 in 1998 from $659,000 in 1997. The 1997 amount included a $188,000 one-time gain from the sale of an investment. The Company's cash and investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Foreign exchange loss was $24,000 in 1998 compared to a gain of $36,000 in 1997. Foreign exchange gains and losses were related to foreign currency exchange rate fluctuations associated with intercompany balances. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of June 30, 1998, the Company held foreign exchange contracts of approximately $10.2 million.

The Company's effective income tax rate in 1998 was 40.0% compared to 40.2% a year ago. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $13.6 million or $.22 per share (diluted) for the 1998 period as compared to $9.1 million or $.16 per share (diluted) for the same period in 1997. The Company increased its net income per share by 38% despite a 6% increase in the number of common and common equivalent shares outstanding, primarily due to stock options granted to employees and shares issued under the employee stock purchase plan.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO
  SIX MONTHS ENDED JUNE 30, 1997

Net revenues increased 57% to $279.8 million in 1998 compared to $178.8 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and increased demand for expanded service offerings. North American net revenues remained strong, growing 60% to $192.3 million in 1998 from $120.5 million in 1997. International net revenues grew 50% to $87.5 million in 1998 from $58.3 million in 1997. International net revenue results were negatively impacted by the strengthening of the U.S. dollar against international currencies. Excluding a $1.9 million negative impact related to changes in foreign exchange rates, consolidated net revenues for the quarter ended June 30, 1998, would have been $281.7 million, or a 58% increase in net revenues compared to the same period in 1997.

Project personnel costs were $125.2 million in 1998 and $79.9 million in 1997, or 45% of net revenues for both periods. The dollar increase resulted from the hiring of additional project personnel over 1997 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. Average worldwide project personnel for the six-month period ended June 30, 1998, increased 43% from the comparable period in 1997.

General and administration expenses were $31.3 million or 11% of net revenues in 1998 compared to $20.9 million or 12% of net revenues in 1997. The percentage decrease from 1997 is primarily due to the significant increase in net revenues and the Company's continued focus on cost containment in this area. The dollar increase reflects expenses associated with increased staff headcount to support the Company's continued growth and geographic expansion in North America and internationally.

Sales and marketing expenses were $27.1 million or 10% of net revenues in 1998 compared to $16.4 million or 9% in 1997. The dollar and percentage increase are primarily attributable to an increase in payroll and payroll related expenses associated with a 60% increase in average sales and marketing personnel in the first half of 1998, compared to the same period in 1997, the increase in sales commissions related to the significant increase in net revenues, and travel related expenses for the field sales and marketing groups. This increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar and percentage increase also resulted from increased participation in trade shows and marketing publications.

Other costs were $54.4 million in 1998 and $33.9 million in 1997, or 19% of net revenues for both periods. The dollar increase from 1997 resulted principally from increased facility, travel, and employee training costs.

Interest income increased to $1.2 million in 1998 from $1.0 million in 1997.
The increase reflects growth in cash and investment balances in 1998 compared to 1997. The Company's cash and investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Foreign exchange loss was $157,000 in 1998 compared to a gain of $5,000 in 1997. Foreign exchange gains and losses were related to foreign currency exchange rate fluctuations associated with intercompany balances. The foreign exchange loss in 1998 is due primarily to unfavorable fluctuations in European and Latin American currencies in 1998.

The Company's effective income tax rate in 1998 decreased to 40.0% from 40.2% a year ago. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates.

Net income was $25.6 million or $.42 per share (diluted) for the 1998 period compared to $17.1 million or $.30 per share (diluted) for the same period in 1997. The Company increased its net income per share by 40% despite a 6% increase in the number of common and common equivalent shares outstanding, primarily due to stock options granted to employees and shares issued under the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate primarily debt-free and enhance its working capital position. Working capital increased to $152.5 million at June 30, 1998, from $107.9 million at December 31, 1997. This increase was primarily due to increases in accounts receivable, prepaid expenses and other current assets, proceeds from exercise of stock options, and proceeds from shares issued under the employee stock purchase plan, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees and increases in accrued expenses, deferred revenue, and income taxes payable. The Company's days sales in accounts receivable was 78 days during the second quarter of 1998 compared to 77 days for the same period in 1997. The increase in days sales in accounts receivable in 1998 is primarily due to the timing of certain major receivable balances which were collected in the first two weeks of July. In 1998, the Company began to include the reduction in days sales outstanding as an individual metric for its employee bonus program. In addition, the Company's treasury function, which is primarily responsible for worldwide collection and cash management efforts, continues to focus on its outstanding receivables by involving the Company's project management staff in the collection process.

Net cash provided by operating activities was $15.0 million in 1998 compared to $21.6 million for the comparable period in 1997. The increases in net income and tax benefit from exercise of stock options, were more than offset by the increases in accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets and a decrease in accounts payable.

Capital expenditures of $12.5 million in 1998 were used principally for computer equipment to support the Company's expanding operations and employee workstations and leasehold improvements related to the Company's expanding and opening of new offices worldwide. Capital expenditures for 1998 are expected to approximate $25.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

In order to support the Company's current and anticipated business growth, the Company obtained, in June 1998, a commitment from The Chase Manhattan Bank ("Chase") to provide a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement. The Facility, which is expected to be in place by August 31, 1998, expires three years from its closing date and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility will be administered by Chase and will carry a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement currently under negotiation with Chase. The Facility will permit the Company to elect any of three possible interest rate formulas as defined in the credit agreement. Interest will be payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility will require, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At June 30, 1998 and December 31, 1997, the Company had no balance outstanding under its revolving credit facility.

In the first quarter of 1998, the Company repaid the outstanding principal balance of approximately $823,000 under a loan agreement entered into by Peter Chadwick to finance the purchase of a training facility located in the United Kingdom. This loan agreement was then terminated. (see Note C of the Notes to the Consolidated Financial Statements).

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, will house the Company's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which is expected to commence in June 1999. Pursuant to the terms of the lease agreement, the Company paid a $1.3 million security deposit in January 1998. The Company's current building is expected either to continue to be used for project development and other activities or subleased through its remaining lease term.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth, which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1999, to meet the Company's working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1998, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America and internationally. Although the Company's plans to open offices and hire personnel are in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, and regulatory conditions, could also adversely affect future results and liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued (see Note G of Notes to Consolidated Financial Statements).

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption (see Note G of Notes to Consolidated Financial Statements).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) (see Note G of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts) such as statements about future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increases in personnel and related costs, opening additional offices, and project personnel costs, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward-looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the period, the number of working days in a period, employee hiring, retention, and utilization rates, acceptance and profitability of the Company's services in new territories, and integration of companies acquired. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

(a)  The annual meeting of stockholders was held on May 13, 1998.

(b)  Not applicable.

(c) A vote was proposed to: (1) elect a Board of Directors to serve for the ensuing year; (2) amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share (the "Common Stock"), from 120,000,000 shares to 250,000,000 shares; (3) amend the Company's 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares of Common Stock available for issuance under the 1991 Plan by 4,000,000 shares; and (4) ratify the selection of the firm of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending December 31, 1998.

The voting results were as follows:

                                                          Votes         Withheld         Votes          Broker
                                        Votes for        Against        Authority      Abstained       Non-votes
                                   -------------------------------------------------------------------------------
(1)  James K. Sims                        47,901,844       N/A            1,686,582       N/A              -
     Warren V. Musser                     47,518,362       N/A            2,070,064       N/A              -
     Robert E. Keith, Jr.                 47,941,282       N/A            1,647,144       N/A              -
     Jack L. Messman                      47,908,432       N/A            1,679,994       N/A              -
     John W. Poduska, Sr., Ph.D.          47,526,210       N/A            2,062,216       N/A              -
     James I. Cash, Jr., Ph.D.            47,904,232       N/A            1,684,194       N/A              -
     James D. Robinson, III               47,901,757       N/A            1,686,669       N/A              -

(2)  Increase in authorized shares
     of Common Stock                      47,079,081     2,308,946             -        146,631           53,768

(3)  Increase in number of shares
     under the 1991 Plan                  26,885,802    19,022,787             -        166,259        3,513,578

(4)  Coopers & Lybrand L.L.P.             49,534,453        17,193             -         36,780            -

(d)  Not applicable.


ITEM 5.   OTHER INFORMATION
-------   -----------------

Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of the Company's stockholders must be received at the Company's principal executive offices no later than December 5, 1998. Proposals of stockholders to be made at the next annual meeting of the Company's stockholders must be delivered to the Company in accordance with the timing and procedural requirements set forth in the Company's Amended and Restated By-laws, a copy of which have been filed with the Securities and Exchange Commission and are incorporated by reference as an exhibit to this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)  Exhibits:

     3.1     Amended and Restated Certificate of Incorporation of the Company,
             as amended.
     3.2(1)  Amended and Restated By-laws of the Company.
     4(2)    Rights Agreement dated June 23, 1997 between the Company and
             ChaseMellon Shareholders Services, LLC.
     11.1    Statement Regarding Computation of Per Share Earnings.
     27      Financial Data Schedule.

             (1) Incorporated herein by reference to Exhibit 3.2 to the
                 Company's Registration Statement on Form S-1
                 (File No. 33-56338).
             (2) Incorporated herein by reference to Exhibit 4.1 to the
                 Company's Report on Form 8-K dated June 23, 1997, and filed on July 1, 1997.

(b) There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  August 13, 1998      By: /s/ Arthur M. Toscanini
                                       ------------------------
                                       Arthur M. Toscanini
                                       Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

3.1   Amended and Restated Certificate of Incorporation of the Company, as
      amended.
3.2   Amended and Restated By-laws of the Company (1).
4 Rights Agreement dated June 23, 1997 between the Company and ChaseMellon Shareholders Services, LLC (2).
11.1  Statement Regarding Computation of Per Share Earnings.
27    Financial Data Schedule.

------------------------------
      (1) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
      (2) Incorporated herein by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated June 23, 1997, and filed on July 1, 1997.