Form 10-Q
period 1998-09-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1998-11-05
CIK 895462

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

       (Mark One)

           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No  ___
                                                  -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of September 30, 1998, there were 58,560,140 shares of common stock outstanding.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 1998 and
    December 31, 1997                                                      3

  Consolidated Statements of Operations for the Three and
    Nine Months Ended September 30, 1998 and 1997                          4

  Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1998 and 1997                               5

  Notes to Consolidated Financial Statements                               6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                11

PART II - OTHER INFORMATION:

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS                          21

Item 6: EXHIBITS AND REPORTS ON FORM 8-K                                   21

SIGNATURES                                                                 22

EXHIBIT INDEX                                                              23

 PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
  -------  --------------------

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                       September 30,   December 31,
                                                                            1998           1997
                                                                       --------------  -------------
                                                                         (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                  $ 64,339       $ 39,649
 Investments held to maturity                                                 24,112         15,824
 Accounts receivable, less allowance of $4,312 and $2,757
   at September 30, 1998 and December 31, 1997, respectively                 138,469        105,206
 Unbilled revenue on contracts                                                15,784          9,048
 Deferred income taxes                                                           950            950
 Prepaid expenses and other current assets                                    30,477         27,878
                                                                            --------       --------
   Total current assets                                                      274,131        198,555

Property and equipment, net                                                   46,632         36,027
Other assets                                                                   8,719          5,745
Goodwill, net                                                                  1,480          2,094
                                                                            --------       --------
   Total assets                                                             $330,962       $242,421
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $ 20,180       $ 19,134
 Accrued expenses                                                             49,650         40,018
 Deferred revenue                                                             13,977          9,502
 Income taxes payable                                                         24,709         19,361
 Obligations under capital leases, current                                       144            207
 Other current liabilities                                                         -          2,032
                                                                            --------       --------
   Total current liabilities                                                 108,660         90,254

Obligations under capital leases                                                 235            377
Deferred income taxes                                                            923            923

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 250,000,000
   shares; issued and outstanding 58,560,140 and 56,649,420 shares
   at September 30, 1998 and December 31, 1997, respectively                     586            567
 Additional paid-in capital                                                  111,664         75,400
 Retained earnings                                                           111,300         77,361
 Accumulated other comprehensive loss                                         (2,406)        (2,461)
                                                                            --------       --------
   Total stockholders' equity                                                221,144        150,867
                                                                            --------       --------
   Total liabilities and stockholders' equity                               $330,962       $242,421
                                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
                                                   1998                1997            1998               1997
                                               -----------         ------------    ------------       ------------

Net revenues                                    $ 153,074            $ 117,029      $ 451,875          $ 309,559
Costs and expenses:
  Project personnel                                68,272               54,127        205,659            143,117
  General and administration                       16,806               12,469         50,358             34,564
  Sales and marketing                              13,794               10,739         42,824             28,624
  Other costs                                      31,971               23,124         88,608             58,573
  Business combination costs                        8,400                    -          8,400                  -
                                               -----------         ------------    ------------       ------------
     Total operating expenses                     139,243              100,459        395,849            264,878
                                               -----------         ------------    ------------       ------------

Income from operations                             13,831               16,570         56,026             44,681

Other income, net                                     990                  515          1,901              1,403
                                               -----------         ------------    ------------       ------------

Income before income taxes                         14,821               17,085         57,927             46,084
Provision for income taxes                          5,146                6,633         22,238             18,134
                                               -----------         ------------    ------------       ------------

Net income                                       $  9,675             $ 10,452       $ 35,689           $ 27,950
                                               ===========         ============    ============       ============

Basic net income per share                       $   .17              $    .19       $    .62           $    .52
                                               ===========         ============    ============       ============

Diluted net income per share                     $   .16              $    .17       $    .57           $    .46
                                               ===========         ============    ============       ============

Weighted average number of
 common shares outstanding                        58,410               54,894          57,846             54,270
                                               ===========         ============    ============       ============

Weighted average number of
 common and common
 equivalent shares outstanding                    61,895               61,244          62,348             60,327
                                               ===========         ============    ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                            Nine Months Ended September 30,
                                                            --------------------------------
                                                                1998                1997
                                                            ------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 35,689           $ 27,950
Amounts that reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                   10,040              6,476
 Tax benefit from exercise of stock options                      11,265              8,900
 Gain on equity investment                                         (433)                 -
 Changes in assets and liabilities:
   Increase in accounts receivable                              (32,845)           (33,254)
   Increase in unbilled revenue on contracts                     (6,547)            (2,284)
   Increase in prepaid expenses and other current assets         (3,862)            (7,568)
   Increase in accounts payable                                     936              7,874
   Increase in accrued expenses                                   8,273             12,220
   Increase in deferred revenue                                   4,488              4,099
   Increase in income taxes payable                               5,239              4,451
   Other, net                                                       200             (1,674)
                                                            ------------       -------------
     Net cash provided by operating activities                   32,443             27,190
                                                            ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                             (19,809)           (17,174)
Investment in Cambridge Technology Capital Fund I                (1,289)                 -
Purchase of investments held to maturity                        (23,733)           (15,107)
Maturity of investments                                          15,445             12,583
                                                            ------------       -------------
     Net cash used for investing activities                     (29,386)           (19,698)
                                                            ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) / proceeds of loan                                     (823)               808
Obligations under capital leases                                   (158)               (61)
Dividend distribution                                            (1,186)            (2,323)
Proceeds from employee stock purchase plan                        7,222              4,914
Proceeds from exercise of stock options                          16,047              8,787
                                                            ------------       -------------
     Net cash provided by financing activities                   21,102             12,125
                                                            ------------       -------------

Effect of foreign exchange rate changes on cash                     531               (389)

Net increase in cash and cash equivalents                        24,690             19,228
Cash and cash equivalents at beginning of period                 39,649             26,456
                                                            ------------       -------------
Cash and cash equivalents at end of period                     $ 64,339           $ 45,684
                                                            ============       =============

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In August 1998, the Company acquired all of the outstanding capital stock of Excell Data Corporation ("Excell") (see Note B). The Excell acquisition was accounted for using the pooling of interests method of accounting. In November 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). The acquisition of Peter Chadwick was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Excell and Peter Chadwick. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K and the Company's registration statement on Form S-3 filed on September 30, 1998 for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the full year.

B.  ACQUISITION
--  -----------

On August 31, 1998, the Company acquired all of the outstanding capital stock of Excell. This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Excell in an exchange of 1,680,416 shares of the Company's common stock for all outstanding shares of capital stock of Excell. The acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1991, Excell had approximately 510 employees at the time of the acquisition and had locations in Bellevue, Washington, Portland, Oregon, and Denver, Colorado. Direct transaction costs, which consist primarily of investment banking fees, accounting fees, legal fees, and business integration costs, related to this acquisition approximated $1.7 million and are included in business combination costs in the accompanying consolidated statements of operations for the periods ended September 30, 1998 (also see Note H).

C.  REVOLVING CREDIT FACILITY
--  -------------------------

In September 1998, the Company obtained a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility expires on September 10, 2001 and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At September 30, 1998, the Company was in compliance with these financial ratio requirements. As of September 30, 1998 and December 31, 1997, the Company had no balance outstanding under its revolving credit facilities.

D.   OTHER CURRENT LIABILITIES
     -------------------------

In April 1997, Peter Chadwick acquired the assets of a training facility located in the United Kingdom. Peter Chadwick entered into a loan agreement with National Westminister Bank (the "Loan Agreement") to finance this acquisition. In March 1998, the Company terminated this Loan Agreement and repaid the outstanding principal balance of approximately $823,000.

E.  NET INCOME PER SHARE
    --------------------

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128") beginning with the year ended December 31, 1997, which includes retroactively restating earnings per share for all prior periods for which earnings per share ("EPS") data is presented. SFAS 128 requires the presentation of basic and diluted EPS. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). For the three and nine month periods ended September 30, 1998, outstanding options to purchase approximately 2.9 million and 2.8 million shares, respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive. The following table presents the calculation of earnings per share for the three and nine months ended September 30, 1998 and 1997 (in thousands except per share data):

                                    Three Months Ended     Nine Months Ended
                                    ------------------     -----------------
                                      1998      1997         1998     1997
                                    --------  --------     -------- --------
Net income                          $  9,675  $ 10,452     $ 35,689 $ 27,950
                                    ========  ========     ======== ========
Basic:
 Weighted average common
   shares outstanding                 58,410    54,894       57,846   54,270
                                    ========  ========     ======== ========
 Net income per share               $    .17  $    .19     $    .62 $    .52
                                    ========  ========     ======== ========
Diluted:
 Weighted average common
   shares outstanding                 58,410    54,894       57,846   54,270
 Dilutive effects of stock options
    and warrants                       3,485     6,350        4,502    6,057
 Weighted average common and
   common equivalent shares
   outstanding                      --------  --------     -------- --------
                                      61,895    61,244       62,348   60,327
                                    ========  ========     ======== ========
 Net income per share               $    .16  $    .17     $    .57 $    .46
                                    ========  ========     ======== ========

During the period from April 1, 1996 through August 31, 1998 (the date of the Company's acquisition of Excell), Excell elected to be treated as an S-Corporation for income tax reporting purposes. Under this election, Excell's individual stockholders are deemed to have received a pro rata distribution of taxable income of Excell (whether or not an actual distribution was made), which is included in each stockholder's taxable income. Accordingly, Excell did not provide for income taxes during the period from April 1, 1996 through August 31, 1998. Excell's S-Corporation tax reporting status was terminated on the date of acquisition and the undistributed earnings of Excell totaling $1.8 million, as of August 31, 1998, were reclassifed to additional paid-in-capital. Pro forma net income per share data is presented below to reflect the pro forma increase to historical income taxes related to Excell, as if Excell was a C-Corporation for tax reporting purposes for the periods presented (in thousands, except per share data).

                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                           --------------------------------   -------------------------------
                                               1998               1997             1998             1997
                                           ------------       -------------   ------------     --------------
Pro forma data:
 Historical income before income taxes       $ 14,821            $ 17,085       $  57,927         $  46,084
 Provision for income taxes:
   Historical income taxes                      5,146               6,633          22,238            18,134
   Pro forma increase to
     historical income taxes                       37                 224             195               399
                                           ------------       -------------   ------------     --------------
 Pro forma net income                        $  9,638            $ 10,228       $  35,494          $ 27,551
                                           ============       =============   ============     ==============

 Pro forma basic net income per share        $    .17            $    .19       $     .62          $    .51
                                           ============       =============   ============     ==============
 Pro forma diluted net income per share      $    .16            $    .17       $     .57          $    .46
                                           ============       =============   ============     ==============

 Weighted average number of
   common shares outstanding                   58,410              54,894          57,846            54,270
                                           ============       =============   ============     ==============

 Weighted average number of
   common and common equivalent
     shares outstanding                        61,895             61,244           62,348            60,327
                                           ============       =============   ============     ==============

F.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of September 30, 1998, the Company held foreign exchange forward contracts of approximately $8.2 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

G.  COMPREHENSIVE INCOME
    --------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for periods beginning after December 15, 1997. The Company has elected to disclose this information in its annual Statement of Stockholders' Equity.

The following table presents the calculation of comprehensive income and its components for the three and nine months ended September 30, 1998 and 1997 (in thousands):


                                    Three Months Ended     Nine Months Ended
                                    ------------------     -----------------
                                      1998      1997         1998     1997
                                    --------  --------     -------- --------

 Comprehensive income:
   Net income                       $ 9,675   $ 10,452     $ 35,689 $ 27,950
   Foreign currency translation
     adjustments                      1,491        (69)          55   (2,093)
                                    --------  --------     -------- --------
   Comprehensive income             $11,166   $ 10,383     $ 35,744 $ 25,857
                                    ========  ========     ======== ========

H.  EXCELL PHANTOM STOCK PLAN
    -------------------------

Excell maintained a 1996 Class I Phantom Stock Plan ("Phantom Plan") under which Excell granted nonqualified phantom stock units to qualifying employees. The Phantom Plan entitled a holder to surrender the units for cash equal to the defined per-unit amount derived from net income of Excell over the holding period of the units. The Phantom Plan also provided for a five-year vesting period along with other restrictions regarding redemption. The Phantom Plan also contained provisions related to payments to holders of units based on a defined market value if Excell was sold or a major change in ownership (collectively "change in control") occurred, as defined under the Phantom Plan agreement. The acquisition of Excell by the Company qualified as a change in control under the Phantom Plan. As a result, upon consummation of the acquisition, the Company recorded a charge to operations of $6.7 million in the quarter ended September 30, 1998, included in business combination costs, representing amounts owed to Phantom Plan participants as of the closing. In accordance with the Phantom Plan, as a result of the acquisition, the Phantom Plan was terminated.

I.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. The Company combines management consulting, information technology ("IT") strategy, process innovation and implementation, custom and package software deployment, network services, and educational services to rapidly deliver end-to-end business solutions for clients. In performing its services, the Company employs a rapid development methodology that features an iterative approach and conducts facilitated workshops that bring together key client users, executives, and IT professionals to achieve consensus on the business case, strategic objectives, and functionality of a business solution. The Company believes that this approach permits the delivery of results in unprecedented time frames, typically within three to twelve months. Net revenues for the third quarter of 1998 increased 31% to $153.1 million compared to $117.0 million for the same period in 1997. Excluding business combination costs of $8.4 million related to the acquisition of Excell Data Corporation ("Excell") in August 1998 (see Notes B and H of Notes to Consolidated Financial Statements), net income for the quarter ended September 30, 1998 increased 47% to $15.4 million, or $.25 per share (diluted), compared to $10.5 million, or $.17 per share (diluted), for the comparable period in 1997. Giving effect to the business combination costs, net income for the quarter ended September 30, 1998 was $9.7 million, or $.16 per share (diluted).

In August 1998, the Company acquired all of the outstanding capital stock of Excell. This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Excell in an exchange of 1,680,416 shares of the Company's common stock for all outstanding shares of capital stock of Excell. The acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1991, Excell had approximately 510 employees at the time of the acquisition and had locations in Bellevue, Washington, Portland, Oregon, and Denver, Colorado. This acquisition augmented the Company's existing Microsoft-centric service capabilities, expanded the Company's network services business, and increased the Company's geographic reach in the domestic Northwest region.

North American net revenues grew 23% for the quarter ended September 30, 1998
compared to the same period in 1997.   Internationally, net revenues grew 51% in
the third quarter of 1998 compared to the same period a year ago. The international revenue growth resulted from continuing demand for the Company's services, primarily in Europe, including management consulting services, custom and package client/server applications, and interactive solutions.
Additionally, net revenues from the Company's Asia Pacific and Latin American operations accounted for 4% of consolidated net revenues in the quarter ended September 30, 1998, compared to 2% for the same period in 1997.

While the Company's net revenues continued to grow domestically and internationally in the third quarter of 1998, the Company experienced downward pressure in its North American Rapid Application Deployment ("RAD") business. The lower rate of revenue growth in the Company's North American RAD business was principally due to three factors: (1) an increased number of clients opting to defer or cancel strategic IT initiatives in favor of completing Year 2000 remediation activities; (2) increased competition in specialty solution areas; and (3) a decline in the Company's new business win rates and project transition rates due in part to clients entering annual budgeting cycles.

The Company recently combined its North America-based Enterprise Resource Solutions and RAD strategic business units into a new North American strategic business unit. The Company believes that the formation of this new North American strategic business unit achieves two objectives. First, it integrates the Company's front- and back-office delivery capabilities to help provide clients with integrated IT service offerings and a single point of client contact. This should enhance the development of long-term client relationships. Second, the Company is organizing the new North American strategic business unit around its major service lines, including custom support solutions, customer management solutions, educational services, interactive solutions, network services, and enterprise resource solutions. The Company believes that this service line structure should enable the Company to provide its clients with a more focused service approach.

In order to support continuing demand for the Company's services, total company headcount increased to 4,299 at September 30, 1998, from 3,496 at December 31, 1997. The Company will continue to focus on hiring and assimilating appropriate personnel to service its clients. While the Company's employee turnover remained at an annualized rate of over 20% for 1998, the Company does not expect employee turnover to have a detrimental impact on the Company's ability to meet its growth goals. The Company is continuing to hire in accordance with its current and anticipated demand requirements and has implemented a number of employee appreciation and benefit programs to retain and attract existing and new employees.

As part of its global expansion plans, the Company added offices, during the third quarter of 1998, in Denver, CO, and Portland, OR, in the United States, and Sydney, Australia, and Munich, Germany, bringing worldwide total office count to 53 locations at September 30, 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO
  THREE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues increased 31% to $153.1 million in 1998 compared to $117.0 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and continuing demand for the Company's expanded service offerings. North American net revenues grew 23% to $105.0 million in 1998 from $85.2 million in 1997. International net revenues grew 51% to $48.1 million in 1998 from $31.8 million in 1997.

Project personnel costs consist principally of payroll and payroll related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $68.3 million or 45% of net revenues in 1998 compared to $54.1 million or 46% of net revenues in 1997. The dollar increase resulted from the hiring of additional project personnel over 1997 staff levels to support the increased volume of services delivered to clients, the related increase in payroll and payroll related expenses, and an increase in subcontractor costs. This dollar increase was partially offset by a decrease in variable compensation levels related to the Company's bonus compensation plan, which was the primary factor contributing to the decrease in project personnel costs as a percentage of net revenues. Worldwide project personnel headcount increased 28% to 3,463 employees at September 30, 1998 from 2,714 employees at September 30, 1997. While the Company anticipates meeting its hiring goals for the remainder of fiscal 1998, competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs.

General and administration expenses were $16.8 million in 1998 compared to $12.5 million in 1997, representing 11% of net revenues for both periods. The dollar increase primarily reflects increased payroll and payroll related expenses associated with increased staff headcount and increased facilities, travel, and legal expenses to support the Company's continued growth and geographic expansion in North America and internationally, partially offset by a decrease in variable compensation levels and recruiting and relocation expenses.

Sales and marketing expenses were $13.8 million in 1998 compared to $10.7 million in 1997, reflecting 9% of net revenues for both periods. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with the increase in sales and marketing personnel from 206 at September 30, 1997 to 279 at September 30, 1998, partially offset by a decrease in variable compensation levels. The increased headcount enables the Company to generate client leads through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar increase also resulted from increased marketing events and publications in order to provide existing and potential clients with essential information about the Company and its existing and new service offerings. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and non-billable project personnel costs. Other costs were $32.0 million or 21% of net revenues in 1998 compared to $23.1 million or 20% of net revenues in 1997. The dollar and percentage increase from 1997 resulted principally from a decrease in project personnel utilization (which results in increased non-billable project personnel costs) and increased facility, travel, and employee training costs. The decrease in project personnel utilization is primarily due to the downward pressure on the Company's North American RAD revenues. The Company has adjusted its hiring plans to reflect the reduced North American RAD revenue growth rate and will continue to monitor its staffing needs based on critical skills and demand requirements.

Direct transaction costs, which consisted primarily of investment banking fees, accounting fees, legal fees, and business integration costs, related to the acquisition of Excell, approximated $1.7 million and are included in business combination costs in the accompanying consolidated statements of operations for the periods ended September 30, 1998. Additionally, the acquisition of Excell by the Company qualified as a change in control under an Excell Phantom Stock Plan. As a result, upon consummation of the acquisition, the Company recorded a charge to operations of $6.7 million for the period ended September 30, 1998, included in business combination costs, representing amounts owed to Excell Phantom Stock Plan participants as of the closing. In accordance with the Excell Phantom Stock Plan, as a result of the acquisition, the Excell Phantom Stock Plan was terminated (see Note H of Notes to Consolidated Financial Statements).

Other income of $990,000 in 1998 included interest income of $622,000 and a $514,000 gain from the Company's investment in Cambridge Technology Capital Fund I, partially offset by foreign currency exchange rate loss and other interest expense totaling $146,000. Other income in 1997 of $515,000 consisted of interest income of $632,000, partially offset by foreign currency exchange rate loss and other interest expense totaling $117,000.

The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of September 30, 1998, the Company held foreign exchange contracts of approximately $8.2 million.

The Company's effective income tax rate for the third quarter of 1998 was 34.7% compared to 38.8% for the same period a year ago. The decrease in the Company's effective tax rate in the third quarter of 1998 is primarily due to favorable effects of state tax rate minimization initiatives put in place in the second half of 1997 and continuing into 1998 and favorable global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates and its geographic mix of revenue and income.

Net income, excluding business combination costs of $8.4 million related to the Excell acquisition, increased 47% to $15.4 million or $.25 per share (diluted) for the 1998 period as compared to $10.5 million or $.17 per share (diluted) for the same period in 1997. Giving effect to the $8.4 million business combination costs, net income for the quarter ended September 30, 1998 was $9.7 million, or $.16 per share (diluted).

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO
  NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues increased 46% to $451.9 million in 1998, compared to $309.6 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and continuing demand for the Company's expanded service offerings. North American net revenues grew 44% to $316.3 million in 1998 from $219.5 million in 1997. International net revenues grew 51% to $135.6 million in 1998 from $90.1 million in 1997.

Project personnel costs were $205.7 million in 1998 and $143.1 million in 1997, or 46% of net revenues for both periods. The dollar increase primarily resulted from the hiring of additional project personnel over 1997 staff levels to support the increased volume of services delivered to clients and the related increase in payroll and payroll related expenses. Average worldwide project personnel for the nine-month period ended September 30, 1998 increased 28% from the comparable period in 1997.

General and administration expenses were $50.4 million in 1998 compared to $34.6 million in 1997, representing 11% of net revenues for both periods. The dollar increase primarily reflects expenses associated with increased staff headcount and an increase in facilities costs to support the Company's continued growth and geographic expansion in North America and internationally, partially offset by a decrease in variable compensation levels. Average worldwide general and administration personnel for the nine-month period ended September 30, 1998 increased 41% from the comparable period in 1997.

Sales and marketing expenses were $42.8 million in 1998 compared to $28.6 million in 1997, reflecting 9% of net revenues for both periods. The dollar increase is primarily attributable to an increase in payroll and payroll related expenses associated with a 35% increase in average sales and marketing personnel in the first nine months of 1998, compared to the same period in 1997, the increase in sales commissions related to the significant increase in net revenues, facility costs, and travel related expenses for the field sales and marketing groups. This increased headcount enables the Company to generate client leads through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar increase also resulted from increased participation in marketing events and publications.

Other costs were $88.6 million or 20% of net revenues in 1998 compared to $58.6 million or 19% of net revenues in 1997. The dollar and percentage increase from 1997 resulted principally from decreased project personnel utilization and increased facility, travel, and employee training costs.

Other income of $1.9 million in 1998 included interest income of $1.9 million and a $433,000 gain from the Company's investment in Cambridge Technology Capital Fund I, partially offset by foreign currency exchange rate loss and other interest expense totaling $409,000. Other income in 1997 of $1.4 million consisted of interest income of $1.4 million and a $188,000 one-time gain from sale of an investment, partially offset by foreign currency exchange rate loss and other interest expense totaling $230,000. The increase in interest income in 1998 compared to 1997 is primarily due to increased cash and investment balances.

The Company's effective income tax rate for the first nine months of 1998 was 38.4% compared to 39.3% for the same period a year ago. The decrease in the Company's effective tax rate is primarily due to favorable effects of state tax rate minimization initiatives put in place in the second half of 1997 and continuing into 1998 and favorable global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates and its geographic mix of revenue and income.

Net income, excluding business combination costs of $8.4 million related to the Excell acquisition, increased 48% to $41.4 million or $.66 per share (diluted) for the 1998 period compared to $28.0 million or $.46 per share (diluted) for the same period in 1997. Giving effect to the business combination costs, net income for the nine months ended September 30, 1998 was $35.7 million, or $.57 per share (diluted).

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate primarily debt-free and to enhance its working capital position. Working capital increased to $165.5 million at September 30, 1998, from $108.3 million at December 31, 1997. This increase was primarily due to increases in cash flow from operations, accounts receivable, proceeds from the exercise of stock options, and proceeds from shares issued under the Company's employee stock purchase plan, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees and increases in accrued expenses and income taxes payable. The Company's days sales in accounts receivable was 83 days during the third quarter of 1998 compared to 71 days for the same period in 1997. The increase in days sales in accounts receivable in 1998 is primarily due to lower net revenue growth for the third quarter of 1998 coupled with an increase in average accounts receivable.

Net cash provided by operating activities was $33.2 million in 1998 compared to $27.2 million for the comparable period in 1997. Increased accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets were more than offset by increases in net income, tax benefits from the exercise of stock options, depreciation and amortization, accrued expenses, deferred revenue, and taxes payable.

Capital expenditures of $19.8 million in 1998 were used principally for computer equipment to support the Company's expanding operations and employee workstations and leasehold improvements related to the Company's expanding and opening of new offices worldwide. Capital expenditures for the full year of 1998 are expected to approximate $25.0 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement its business.

In order to support the Company's anticipated business growth, capital expenditures, and working capital, the Company obtained, in September 1998, a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility expires on September 10, 2001 and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At September 30, 1998, the Company was in compliance with these financial ratio requirements. As of September 30, 1998 and December 31, 1997, the Company had no balance outstanding under its revolving credit facilities.

In the first quarter of 1998, the Company repaid the outstanding principal balance of approximately $823,000 under a loan agreement entered into by Peter Chadwick Holdings Limited to finance the purchase of a training facility located in the United Kingdom. This loan agreement was then terminated. (see Note D of the Notes to the Consolidated Financial Statements).

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, will house the Company's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which is expected to commence in June 1999. Pursuant to the terms of the lease agreement, the Company paid a $1.3 million refundable security deposit in January 1998. The Company's current building is expected to be subleased through its remaining lease term.

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

STOCK OPTIONS

During October 1998, the Management Resource Committee of the Board of Directors (the "Committee") reviewed the stock options held by the Company's employees and concluded that the broad decline in the market price of the Company's Common Stock and comparable companies in the IT service sector had resulted in a significant number of outstanding stock options having exercise prices well above the recent trading prices for the Common Stock. The Committee also considered the following: recent employee turnover; compensation packages appearing less attractive due to option exercise prices well above the current market price; and intensity in competition for experienced talent in the IT marketplace. The Committee concluded that the disparity between the exercise price of options previously granted and the then current market price of the Company's Common Stock no longer provided the desired incentive to employees that the stock options were issued to achieve.

In order to re-establish the incentive nature of the Company's stock option program, on October 14, 1998 (the "Grant Date"), the Committee approved an offer to exchange (the "Option Exchange") outstanding stock options issued on or after April 24, 1997 (the "Affected Options") for newly issued options (the "Exchange Options") with an exercise price of $15.50 per share, the fair market value of the Common Stock on the Grant Date. The Company's Chief Executive Officer and members of its Board of Directors are not eligible to participate in the Option Exchange. As of the Grant Date, there were approximately 6.5 million Affected Options. Participation in the Option Exchange is voluntary on the part of eligible holders of Affected Options.

Eligible holders of Affected Options will receive one Exchange Option for each Affected Option exchanged. Each Exchange Option will have an exercise price of $15.50 per share (the fair market value of the Company's Common Stock on the Grant Date). The vesting schedule and other terms of the Exchange Options will be substantially the same as those for the Affected Options, except as set forth below.

As a condition of the opportunity to exchange Affected Options, the Exchange Options will not be immediately exercisable even if the Affected Options exchanged were exercisable on the Grant Date. As a general rule, employees will not be able to exercise any Exchange Options until April 14, 1999. The Company's senior vice presidents, vice presidents and associate vice presidents will not be able to exercise any Exchange Options until October 14, 1999. Executive vice presidents will be able to exercise the Exchange Options (to the extent vested) after October 14, 1999, if the fair market value of the Company's Common Stock exceeds the exercise price of the Exchange Options by at least 50% over any ten-day period after the Grant Date; otherwise, the Exchange Options will not be exercisable before 2002.

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

The Company is conducting an assessment of its information technology ("IT") systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of the work required, if any, to make any material internal systems Year 2000 compliant. This assessment is expected to be completed by the end of 1998. The Company's material internal IT systems consist principally of accounting, human resources and sales force automation application software created by third parties, plus internally developed time and expense reporting and project accounting software applications. For the third-party software applications, the Company has obtained written confirmation that the software applications are Year 2000 compliant. The Company also expects that each of these third party applications will be upgraded, as well as tested by the Company for Year 2000 compliance by the end of the first quarter of 1999. The Company's internally developed applications are also expected to be Year 2000 compliant by the end of the first quarter of 1999. The Company's computer hardware platforms, principally servers, have been confirmed as Year 2000 compliant by the server manufacturers and the Company expects to have completed testing by the end of 1998.

Based on currently available information, the Company believes the expense associated with these efforts will be immaterial and has provided for the enhancement of these systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines, among others. The

Company is currently obtaining assurances from its landlords and material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company.

The Company is preparing written contingency plans to address failures in its major IT and non-IT systems. These plans will include identification of major systems, dependencies on third parties, and resources and strategies necessary to restore operations or work around failures. The failure of the Company's accounting systems resulting from a Year 2000 related power system outage at the Company's central data center, particularly at the end of a fiscal period, could represent a reasonably likely worst case scenario. The Company's contingency plan provides for back-up power systems that could support the data center, as well as the operation of a parallel third party disaster recovery site.

Although the Company's principal service offerings do not include Year 2000 remediation services, former, present and future clients could assert that certain services performed by the Company involved or are related to the Year 2000 issue. The Company has recommended, implemented and customized various third-party software packages for its clients, certain of which may not be Year 2000 compliant. Because the Company has designed, developed and implemented software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 compliant. In particular, the Company's solution delivery methodology, in many cases, empowers clients to maintain, alter and upgrade systems after the completion of an engagement. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, the resolution of such claims (and the associated defense costs) could have a material adverse effect on the Company.

The Company's policy has been to attempt to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented,
customized or installed by the Company.   There can be no assurance that the
Company will be able to obtain these contractual protections in agreements concerning future projects, or that any contractual provisions governing current and completed projects, will prevent clients from asserting claims against the Company with respect to the Year 2000 issue. There also can be no assurance that the contractual protections, if any, obtained by the Company will operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued (see
Note I of Notes to Consolidated Financial Statements).

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption (see Note I of Notes to Consolidated Financial Statements).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) (see Note I of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts) such as statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; the Year 2000 issue; the impact of the Company's new North American strategic business unit; increases in personnel and related costs; and opening additional offices. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward-looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the period; the number of working days in a period; employee hiring, retention, and utilization rates; the Company's ability to manage its growth; the Year 2000 issue, including the effect of the Year 2000 issue on client purchasing patterns; competitive factors; international operations; acceptance and profitability of the Company's services in new territories; integration of companies acquired; and protection of intellectual property. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period. The Company's Form 10-Q for the quarter ended June 30, 1998 included forward looking statements concerning the following items as a percentage of net revenues for the remainder of 1998: project personnel costs; general and administration expenses; sales and marketing expenses; and other costs. Due to the recent acquisition of Excell, the downward pressure on North American RAD revenues, the formation of the North American strategic business unit, and the continued expansion of the Company's business, the percentage of net revenues statements identified in the June 30, 1998 Form 10-Q are no longer meaningful for the remainder of 1998 and should not be relied upon.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

     In September 1998, the Company amended the Rights Agreement, dated as of June 23, 1997, by and between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agreement"), to delete the "Continuing Director" provisions of the Rights Agreement. See Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)  Exhibits:
 3.1(1)   Amended and Restated Certificate of Incorporation of the Company,
          as amended.
 3.2(2)   Amended and Restated By-laws of the Company.
 4.1(3) Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agreement").
 4.2(4)   Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.
10.1 Credit Agreement dated as of September 10, 1998 by and among the Company, certain of its subsidiaries, The Chase Manhattan Bank and Fleet National Bank.
10.2 Guaranty dated September 10, 1998 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank and Fleet National Bank.
11.1      Statement Regarding Computation of Per Share Earnings.
27        Financial Data Schedule.
-------------------------------------------------

          (1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
          (2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
          (3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8A/A filed on
               September 30, 1998.
          (4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on
               September 30, 1998.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed by the Company on September 11, 1998 to disclose the acquisition by the Company of Excell Data Corporation ("Excell") pursuant to an Agreement and Plan of Merger, dated as of August 31, 1998 by and among the Company, Cambridge/Washington Acquisition Corp., a Washington corporation and wholly-owned subsidiary of the Company, Excell, and the shareholders of Excell.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  November 2, 1998     By: /s/ Arthur M. Toscanini
                                        ------------------------
                                       Arthur M. Toscanini
                                       Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.     Description
-----------     -----------

 3.1(1)         Amended and Restated Certificate of Incorporation of the
                Company, as amended.
 3.2(2)         Amended and Restated By-laws of the Company.
 4.1(3)         Rights Agreement dated June 23, 1997 by and between the
                Company and ChaseMellon Shareholder Services, LLC
                (the "Rights Agreement").
 4.2(4)         Amendment No. 1 to the Rights Agreement dated September 30,
                1998 by and between the Company and ChaseMellon
                Shareholder Services, LLC.
10.1            Credit Agreement dated as of September 10, 1998 by and among the Company, certain of its subsidiaries, The Chase
                Manhattan Bank and Fleet National Bank.
10.2            Guaranty dated September 10, 1998 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank and Fleet
                National Bank.
11.1            Statement Regarding Computation of Per Share Earnings.
27              Financial Data Schedule.
-------------------------------------------------

                (1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended
                     June 30, 1998.
                (2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                     (File No. 33-56338).
                (3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8A/A filed on September 30, 1998.
                (4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.