Form 10-K
period 1998-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1999-03-31
CIK 895462

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from _______ to_______.

                        COMMISSION FILE NUMBER 0-21040

                         CAMBRIDGE TECHNOLOGY PARTNERS
                             (MASSACHUSETTS), INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                              06-1320610
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

              304 VASSAR STREET
          CAMBRIDGE, MASSACHUSETTS                         02139
  (Address of principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 374-9800

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                 SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No__
                                               -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant was $528,757,015 based on the last reported sale price of $12.125 on The Nasdaq National Market on March 23, 1999.

     As of March 23, 1999, there were 59,508,894 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into Part III of this report.
================================================================================

                                    PART I

ITEM 1.  BUSINESS.

INTRODUCTION

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge" or the "Company") is an international management consulting and systems integration firm. Founded in 1991, the Company combines management consulting, internet solutions, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for "Global 1000" organizations worldwide. The Company provides the majority of its services on a fixed-time, fixed-price model, with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and information technology ("IT") professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames -- typically within three to twelve months.

The Company's management consulting and information technology services are offered at three levels within an organization -- the enterprise-wide, specific business process and application software levels. In a typical IT services consulting engagement, the Company designs and develops one or more strategic software applications, which often include custom and third-party package software, and then rolls out the applications to the organization's end-users. These software applications are selected and designed to allow the client to achieve a competitive advantage, enhance the efficiency and functionality of specific business processes, and support financial goals. The Company may also assist its clients in providing end-user training and in managing the organizational changes that accompany the roll-out of new applications and the assimilation of such applications into production environments. In addition, the Company provides network services, and IT strategy services, to help clients establish their internal IT strategies and implement the recommended technology solutions. The Company's integrated management consulting services are designed to allow clients to achieve operational improvements.

In October 1998, the Company announced the realignment of its North American operations. North American operations, which had been organized on a regional geographic basis, are now organized around the Company's six principal service offerings: Management Consulting, Interactive Solutions, Customer Management Solutions, Enterprise Resource Solutions, Custom Software Solutions, and Network Services. The Company's sales, marketing and human resources functions also operate on a service line basis within North America. This realignment helps integrate the Company's front-office, back-office, and internet application deployment capabilities. Under the former structure, consultants provided services to clients based on geographic location and the Company was unable to take full advantage of specialist skills not located in a client's geographic region. No longer constrained by geographic regions, the new service line structure is designed to permit the Company to provide clients with its best consultants in specific service areas who can deploy proven methodologies, training, and business processes. This approach is also intended to allow the Company to realize economies of scale in forecasting and staffing and permit better leveraging of industry expertise.

The Company's Cambridge, Massachusetts facility houses its Northeast operations and corporate departments. As of December 31, 1998, the Company had a total of 53 offices worldwide, with regional sales and operations facilities across the United States, Europe, Latin America and the Pacific Rim. See Note P of Notes to Consolidated Financial Statements.

SERVICES

The Company combines management consulting, IT strategy, process innovation and implementation, custom and package software deployment, network services, application maintenance, assimilation services and training to rapidly deliver end-to-end business systems that are designed to create bottom-line impact for clients. To achieve these objectives, the Company often utilizes its rapid deployment methodologies. The Company believes that, where applicable, this approach enables it to deliver results in time frames significantly shorter than those of its competitors, typically within three to twelve months. The Company offers a comprehensive set of services which can be deployed individually or in a combination.

For most services, the Company and its clients agree on a fixed-time/fixed-price prior to the commencement of each stage of the project. Management consulting projects, which focus on operational improvements, have resulted in fees ranging from approximately $500,000 to $10,000,000, with the average project generating fees of approximately $1,000,000. Client engagements involving the development and implementation of a custom strategic software application typically result in fees to the Company ranging from approximately $1,000,000 to $6,000,000. The stages for package implementation are similar to those for custom software development, however the fee range typically is lower, usually $400,000 to $5,000,000.

PRINCIPAL SERVICE OFFERINGS

The Company's worldwide service offerings consist of the following six principal service lines: Management Consulting, Interactive Solutions, Customer Management Solutions, Enterprise Resource Solutions, Custom Software Solutions, and Network Services.

MANAGEMENT CONSULTING. During 1998, the Company completed the process of combining the competencies and methodologies of its Management Consulting and Peter Chadwick Holdings Limited businesses. Peter Chadwick Holdings Limited, based in the United Kingdom, was merged with the Company in November 1997. The combined organization provides integrated consulting services to support clients across various industrial sectors, and across the entire scope of the value chain, in the rapid implementation of sustainable improvements capable of transforming their businesses. The combined organization operates under the name of Cambridge Management Consulting (CMC).

CMC helps its clients achieve rapid, tangible, high-payback operational improvements through the implementation of major change programs, known as Change Implementation. These programs impact key business processes, management and decision-making systems, and roles and responsibilities and deliver financial and operational improvements identified at the commencement of an engagement. Most importantly, the programs help clients sustain those improvements delivered by focusing on behavioral change in the clients' management and staff, at all levels of their business.

Change Implementation focuses on improvements to operational performance such as reducing time from design to market, increasing operating capacity, reducing operating costs, shortening product cycle times, reducing inventory and improving customer acquisition and retention. A successful Change Implementation solution is dependent upon the full participation of the client. The Company's implementation process involves the Company's consultants working full-time, on site with the client at all levels of its business to develop and implement the required changes in the business. Change Implementation programs harness the knowledge, skills and enthusiasm within a client's business, and leverage these with Cambridge's industry and process knowledge and proven implementation expertise. Where appropriate, CMC utilizes the Company's systems integration capabilities to provide leading-edge technology platforms for the improvement program.

The typical phases of Change Implementation are Analysis and Implementation:

 .    In the Analysis phase, the Company first identifies, confirms and quantifies the scale and nature of the improvement potential within the client's business. Then the Company develops a detailed implementation plan to deliver the benefits identified. As in the rest of the Change Implementation process, a client's staff is fully involved during the Analysis phase in developing an understanding of current business performance and in formulating the plan to move the business forward.

     The Analysis phase utilizes interviews with staff, design and development workshops, statistical analysis of historical and forecast data and on-site observations to identify the root causes and effects of under-performance. The implementation plan details the project objectives, both operational and financial; the project schedule, outlining weekly activities and delivery milestones; the resource requirement of both consultants and client task force staff, and a full, detailed business case for the project.

 .    In the Implementation phase, the Company works with the client to develop and install the operational and organizational changes identified during the Analysis phase. The changes implemented are driven largely by the client and focus on improving key business processes, enhancing the quality of management information and decision making, and developing management skills at all levels of the business. The Company's consultants work alongside client personnel, on site, full-time, to train, coach and mentor them to achieve the behavioral changes required. These services and the commitment of the Company to transfer knowledge to its clients are designed to ensure that all the people in the business "own" the program, and therefore, that the improvements delivered are sustainable after the consultants leave. Also, the Implementation phase is designed so that the changes in the business happen at a significantly accelerated pace, supporting the success of the change program itself and rapidly delivering competitive advantage.

CMC has performed services for major organizations across a range of industries, while also building focused practices in specific sectors including oil and gas, chemicals, engineering, automotive, financial services and consumer goods. To support its ability to add significant value to clients across the value chain, the Company has developed specific approaches and capabilities in the areas of asset management, supply chain management, product and process leadership, customer loyalty and knowledge management.

INTERACTIVE SOLUTIONS. Cambridge's Interactive Solutions service line addresses clients' internal and external online business needs. The Company's services address marketing strategy, user experience, creative design, and technical infrastructure integration. Interactive Solutions include electronic commerce, extranet, intranet, online communities, online procurement, interactive marketing, interactive service web sites, and knowledge management systems, and permit clients to build cyber-relationships with their customers, consumers, and distribution channels.

The Company delivers its Interactive Solutions using its Customer-oriented Rapid Application Development ("CoRAD") methodology. The CoRAD methodology is a balanced approached that brings together a multi-disciplinary team drawn from four critical disciplines for an electronic business solution's success: technical, business, creative, and cognitive.

The CoRAD methodology consists of the following five phases:

 .    Strategy Workshop - During the Strategy Workshop, the Company works with the client to identify and prioritize the electronic commerce initiative best suited for the client's business goals. The Company addresses internal factors that could contribute to or impede the success of an electronic commerce endeavor and conducts an external assessment focusing on competition and electronic commerce best practices from other industries. Typically, a strategy and work plan is developed that serves as the foundation for the next phase.

 .    Product Definition - During the Product Definition phase, the Company defines the scope of the engagement. The team interacts with the client's customers to understand the design context and considers available technology choices. The team also develops the processes and corresponding changes in organizational structure that will be required and begins executing the communications and other plans developed during the Strategy Workshop.

 .    Product Design - During the Product Design phase, the Company focuses on the architecture of the solution and the business practices and technology needed to support it. The multi-disciplinary approach becomes critical, as technologists address the infrastructure and application, creative and cognitive designers create the interface and business consultants work to align the functionality of the application with the delivery capabilities of the organization.

 .    Product Development - During the Product Development phase, Cambridge writes software, refines content, creates training materials and prepares the organization to assimilate the changes in time for the product launch.

 .    Product Rollout - During the Product Rollout phase, the solution is implemented across the organization, the new system is assimilated into the business and the client's employees are trained.

CUSTOMER MANAGEMENT SOLUTIONS (CMS). The Company's CMS services provide innovative, customer-focused solutions that enable the Company's clients to attract and retain profitable customers and cultivate customer loyalty. Client solutions may include: customer loyalty programs, customer service and support solutions, sales force automation, computer telephony integration, training and assimilation solutions, and enterprise marketing solutions. These solutions are typically delivered using packages from leading front office vendors, including Siebel, Clarify, and Vantive.

The typical phases of a CMS engagement include:

 .    Scope/Gap Analysis - During the Scope/Gap Analysis phase, the Company works to determine the breadth of the entire project. As part of this assessment, the Company works with the client to build a business case to justify the investment being made. In addition, the Company determines the current and future desired business processes of the client, assesses the client's technology infrastructure, and determines the gap between the desired functionality and the selected front office application. During this phase, the Company interviews the client's customers, in order to understand the customers and ensure that customer needs are considered in developing the solution. This is done to build consensus and to help ensure that the solution will cultivate customer loyalty.

 .    Conference Room Pilot - During the Conference Room Pilot phase, the Company develops a working prototype in the chosen tool and identifies and resolves most user interface and workflow issues.

 .    Design - During the Design phase, the Company fully designs the application, including all application interfaces.

 .    Development and User Acceptance - During the Development and User
     Acceptance phase, the team completes package optimization, including customization, personalization, and coding. Often times a model office is utilized to allow for iterative development and parallel testing. The model office provides end-users with a facility to work with developers interactively in the testing of the application. At the end of this phase, the client has a deployable system that has been user tested.

 .    Roll-out - During the Roll-out phase, implementation and training is completed and a full deployment of the complete system is delivered to all users. The Company works closely with key client staff to provide technical and project planning expertise to completely integrate applications with the client's business and computer operations. Also, at this time, Cambridge works with the client's IT staff to transfer knowledge about the system.

ENTERPRISE RESOURCE SOLUTIONS (ERS). The Company's Enterprise Resource Solutions (ERS) support the implementation, modification, integration, and extension of Enterprise Resource

Planning (ERP) solutions throughout an organization. Many organizations use ERP applications to manage information across the enterprise, in areas such as finance, human resources, distribution, manufacturing or supply chain management. ERS provides customization and implementation services for software products supplied by PeopleSoft, i2, Concur, Conduit, CommerceOne, Maxager and BaaN. ERS also provides business process design and consulting services that leverage the capabilities of the major ERP and supply chain management applications, such as those developed by PeopleSoft, i2 and SAP.

The Company deploys its ERS services using its Momentum(SM) methodology, which is comprised of five phases:

 .    Scope - During the Scope phase, the Company works with the client to identify and prioritize the business requirements for the ERP system. In addition, the ERS team develops a project plan, develops a high-level technical architecture and analyzes the business benefits of an ERP solution.

 .    Package Evaluation Workshop - Through a Package Evaluation Workshop, the
     Company assists the client in selecting an ERP package that best meets the client's business requirements. The ERS team, through sessions with executives, users and IT professionals, rapidly uncovers and defines required business processes and outlines the functionality, performance, support, and standards required from the ERP package. The team then creates likely business scenarios and evaluates the desired vendor's ability to support the client organization's vision and business goals.

 .    Business Process Prototype (BPP) and Design - During the BPP and Design
     phase, the Company defines the client's business requirements while building a baseline package model. The ERS team utilizes an iterative process to map the client's business to a standard software package and to identify and prioritize customizations. Through this process, the ERS team can modify and refine the project plan to best meet the client's needs.

 .    Deployment - During the Deployment phase, the Company rapidly implements the ERP solution across the client's organization. Deploying the solution involves making modifications, establishing security profiles, testing the system, and training the end-users.

 .    Roll-out - During the Roll-out phase, the ERP solution becomes operational, with the goal of achieving the desired business benefit. The ERS team creates a production environment, converts existing client data, introduces the ERP solution to the entire user community, and conducts performance analysis. The Company provides technical and project planning expertise to the client's personnel and addresses the change management issues faced by the user community, the IT community, and the executive team.

At the client's request, Cambridge may enhance the delivery of the ERP applications through the implementation of value-based consulting services. The value-based consulting services focus on delivering quantifiable results as an extension to the ERP application. These include the optimization of resources through:

 .    Value Assessments - Reviewing and enhancing the ERP implementation by focusing on processes that can leverage the existing applications' functionality or by adding a new application (for example, Maxager) that can improve a client's performance.

 .    Supply Chain Performance - Optimizing the relationships between the client and its suppliers to enhance the efficiency of requesting and receiving goods.

 .    Self Service - Web-enabling key processes of an organization such as human resources and expense management to improve the quality of information and decrease the costs of transactions.

 .    Electronic Procurement - Leveraging the relationships between the client and its vendor to efficiently purchase goods for non-operational expenses.

CUSTOM SOFTWARE SOLUTIONS (CSS). The Company's Custom Software Solutions (CSS) implements and integrates custom software solutions for clients looking to integrate their systems or achieve a competitive strategic advantage by automating their proprietary and unique business processes. CSS delivers its services to clients across industries using internet, object-oriented, and enterprise application integration technologies. CSS has particular expertise in the areas of data warehousing and money management and trading solutions.

The Company uses its Rapid Application Deployment (RAD) methodology, a flexible approach to application software deployment, to deliver its CSS solutions. The RAD methodology consists of five phases:

 .    Scope - The Scope phase is a critical first step in the RAD process. During the Scope phase, the Company works with a client's users, IT professionals, and executives to:

     .    Clarify business goals
     .    Establish critical success factors
     .    Build cross-functional consensus on the application
     .    Develop the business case with cost/benefit analysis
     .    Define technical architecture
     .    Review the fit between application and business processes

     The Company also matrices the application's functionality and prioritizes each function by its business benefit and technical complexity. This provides the team with a "road map" for deployment that eliminates non-strategic steps, prevents "scope creep" and enables rapid, on-time delivery of the solution. The functionality matrix also helps the team determine if a package solution can meet any or all of the proposed functionality, or if custom development is necessary.

 .    Rapid Solutions Workshop (RSW) - The RSW brings together key client staff to reach consensus on the technology, processes, and methodology required to deploy strategic applications. This interactive workshop delivers a fully-functional prototype of the application's critical functionality, a detailed business case, a functionality matrix, and a project plan with proposed time frames and costs for the next step, along with time frames and price estimates for subsequent steps. At the conclusion of the RSW, client participants demonstrate the team's commitment by presenting the prototype of the application to the client's senior executives. The presentation demonstrates the strategic benefits of the new business application, generates excitement among the client team, and builds consensus. This phase also builds top-level support for continuing on with the design and development of the application.

 .    Design - During the Design phase, the Company defines architectures, recommends technical solutions, and develops system specifications. Since the network infrastructure is critical to the success of a distributed application, the Company may call on Network Services to evaluate network design, deployment, and support for the application. During the Design phase, the team also explores opportunities for leveraging a number of development opportunities -- reusable code, objects, and pre-existing frameworks -- to maximize efficiencies and speed deployment. This results in reduced project start-up preparation time; shortened development and roll-out phases; and project teams that devote more time to developing application functionality that delivers strategic benefits.

 .    Development - During the Development phase, the Company builds and tests the fully functional application and develops all the necessary documentation. Frequent checkpoints bring together the Company's staff and key client users and IT personnel to ensure that applications adhere to the functionality matrix and business case set out in the Scope and RSW phases.

 .    Roll-out - During the Roll-out phase, the implementation and training is completed and a full deployment of the system is delivered to all users. The Company works closely with key client staff to provide technical and project planning expertise to completely integrate applications with the client's business and computer operations. Also, at this time, Cambridge works with the client's IT staff to transfer knowledge about the system.

NETWORK SERVICES. Network Services offers a combination of network assessment, design and deployment services with a comprehensive set of integration skills to support a client's distributed computing environments. These solutions address enterprise infrastructure, enterprise messaging, network operating systems, and enterprise strategy planning.

 .    Enterprise infrastructure services are delivered to clients who are implementing major new applications. These services are designed to ensure that the client's network can support its computing needs and include enterprise assessment, optimization, architecture, planning and design, and deployment and support. During the enterprise assessment, the Company reviews all aspects of the enterprise that can affect network functionality, performance, and reliability. Next, the Company's consultants apply industry best practices designed to optimize the client's existing IT investments. The Company then designs solutions to address the client's business requirements and define the implementation process, specifications, documentation, migration plans, and coexistence strategies which are utilized in the deployment and support phase of the engagement.

 .    Enterprise messaging solutions are provided to clients that are implementing new messaging systems. A typical engagement involves architecture and design, implementation and operations, and migration and coexistence. During the architecture and design phase, the Company evaluates the impact of the new messaging system on the client's business and develops an architecture that supports scalability and coexistence. During the implementation and operations phase, the Company assists the client in choosing which features to implement and managing the new system. If the client needs to migrate to a new system or maintain disparate systems, the Company can design a solution that addresses key considerations such as directory synchronization, internet coexistence, and data migration.

 .    Network operating systems services deliver enterprise solutions designed to meet current and future client needs in various areas of network operating systems management. These services include architecture and design, migration and coexistence, implementation and operations, and Windows 2000 readiness planning. During the architecture and design phase, the Company determines the specifications for an implementation plan that meet a client's service level requirements. In the course of the migration and coexistence phase, the Company applies its methodology for moving a client from its existing environment with minimal disruptions. This methodology includes tools identification and creation, detailed task lists, end-user communication, focused staff training, lab validation, production pilots, and implementation plans. During implementation and operations, the Company helps the client manage the new environment and develop an operations framework. Through Windows 2000 readiness planning, the Company can assist clients in preparing their network infrastructure to help make a smooth transition to Windows 2000.

 .    Enterprise strategy planning service offerings provide clients with strategic and tactical solutions to address network management. Enterprise strategy planning service offerings include management strategy, operational planning, education, and analysis and research:

     . Management strategy. The Company's management strategy service focuses on strategic approaches to staffing, IT procurement, service level agreements, support services, and help desk services in order to design management strategies for distributed computing environments.

     . Operational planning. The operational planning service offers a structured methodology and approach for documenting and designing LAN/WAN, data center, and desktop support processes and services.

     . Education. The Company provides education services to clients in both beta and production environments so that the client will be able to support deployed technologies.

     . Analysis and research. The Company provides analysis and research services to companies entering into strategic partnerships or mergers or seeking financing. The Company assesses the current state of the infrastructure within a potential merger or investment candidate and analyzes technology under development.

In August 1998, the Company completed the acquisition of Excell Data Corporation. Excell is a systems integrator of Microsoft-centric solutions.
The acquisition extended the Company's capabilities in the network services market to include implementation of multi-vendor applications, messaging systems, and network systems in heterogeneous network environments. In addition, through the acquisition of Excell, the Company expanded its resources by approximately 175 skilled network security and enterprise management consultants and extended its geographic reach throughout the Northwest. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

ADDITIONAL SERVICES

In addition to the services described above, the Company also offers the following services to its clients.

ASSIMILATION SOLUTIONS. Assimilation Solutions are designed to allow clients to realize the benefits of various technology solutions. The Company's Assimilation Solutions group offers a comprehensive suite of education services, technical training, and technology assimilation tools that provide end users and IT professionals with the skills to use technology solutions that the client has implemented.

Through its Rapid Roll-Out Assimilation and Support services, the Company identifies and creates an assimilation plan that is consistent with the client's business objectives, resources, and time constraints. To encourage use of and generate excitement for the new technology, the Company creates and targets messages to the client's organization. The Company also studies the client's day-to-day functions to develop employee training courses, curricula, materials and exercises that are based on real-life business scenarios. The Company conducts instructor-lead training and offers creative delivery methods, including computer-based training, internet-based training, and distance learning. To ensure that the assimilation solution delivers anticipated results, the Company conducts regular quality reviews, conducts focus groups to determine training effectiveness, and evaluates usage of the new technology.

IT STRATEGY AND PLANNING. IT Strategy and Planning solutions focus on several major areas of strategic activity common to the concerns of both business and IT professionals. These areas, and the issues they address are as follows:

 .    IT Planning: IT and business leaders determine how technology can be applied to the business to improve overall competitiveness.

 .    IT Governance: The collaborative model between business, the IT function and its partners accelerates return on investment.

 .    Enterprise Architecture: Helps make product and standards decisions, reduce total cost of ownership, and realize a better return on investment, and improves service delivery capability.

 .    Project Management Offices: Allow joint decision making about prioritization, funding, metrics, and staffing.

The Company's IT Strategy and Planning solutions begin with workshops involving a client's business executives, end-users, and information technology staff. During these workshops, the Company works with the client to identify business drivers and critical success factors and define the strategic results expected from IT. Next, the team assesses the current IT/business environment of the client and envisions the desired result. The team then evaluates strategic alternatives and establishes a business case and action plan. Finally, the Company provides ongoing executive counsel and periodically reviews priorities, updates strategies, and revises plans as business conditions change.

APPLICATION MANAGEMENT SERVICES.  The Application Management Services group
(AMS) provides enterprise application support and management solutions. These services are designed to improve clients' return on their technology investments and increase overall user satisfaction with new applications.

AMS services fall into two major categories -- Roll-out Planning and Delivery services and Production Support and Maintenance services. Roll-out Planning and Delivery services address a client's readiness to implement an application. In delivering these services, the Company works with the client to identify hardware and software needs, resource and skill requirements, and the processes required to support the application. Production Support and Maintenance services are comprised of code maintenance, application support, and technology support for existing applications. Currently, AMS provides application maintenance methodologies and services for solutions the Company has developed and implemented. The Company anticipates extending this service offering to include supporting applications that have been developed by other systems integrators.

CONCENTRATION OF REVENUES

No customer accounted for more than 5% of net revenues in 1998, 1997, or 1996. In many cases the Company's management consulting and information technology services are delivered in connection with a major information technology project initiated by a client's senior management, board of directors, line of business executive, or information systems department. Since a management consulting project or an engagement involving the development and implementation of a custom strategic business application may result in fees to the Company which have ranged in the past from $500,000 to $10,000,000, in the case of management consulting, and $1,000,000 to $6,000,000 in the case of custom strategic business applications, most customers undertake these projects on an irregular basis. Accordingly, the Company expects that the identity of its largest customers may change from year to year.

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

The Company utilizes a dedicated sales and marketing organization to market and sell its services. The Company's sales and marketing organization for North America (excluding CMC) consists of 136 employees. Outside of North America, the sales and marketing organization consists of 56 employees operating from the Company's European, Latin American and Pacific Rim offices. CMC's sales and marketing organization consists of 63 employees. Sales and marketing employees outside of North America and for CMC address markets and client opportunities on a regional, geographic basis.

During 1998, the Company realigned its sales and marketing resources in North America. The North American sales organization is now responsible for all sales, as well as service delivery relations, other than for CMC. This organization is comprised of a dedicated sales force organized by account; field marketing and business development staff; and a new level of relationship-marketing specialists termed "managing partners." These managing partners are responsible for driving longer-term relationships and demand among the Company's primary clients and act as the central point of contact for these clients. Together, these functions work towards identifying, building and maintaining client relationships for the Company.

While the Company's sales and marketing organization has grown and developed with the Company, it strives to keep business development costs low by following a highly leveraged business development model rather than emphasizing traditional, high-cost marketing approaches. Initiatives include pursuing vendor relationships, sponsoring seminars, participating in industry events, and organizing client programs.

The Company's vendor relationships provide a highly-leveraged approach to building marketing awareness. The Company has developed strong relationships with many of the industry's leading hardware and software providers, including Arbor, Baan, Broadvision, CBT Systems, Cisco, Clarify, Commerce One, Documentum, Hewlett-Packard, IBM, Informix, Lotus, Microsoft, Netscape, New Era of Networks, Novasoft, Open Market, Oracle, PeopleSoft, Scopus, Siebel, Sun Microsystems, Trilogy, and Vantive. These vendors provide a source of leads for the Company in addition to providing joint funding, content expertise, and additional name recognition for marketing events and programs. These vendors are not contractually obligated to participate in any of those programs and are not prohibited from entering into similar arrangements with the Company's competitors. The Company receives commissions on the sale of hardware manufactured by certain of these vendors. The amount of those commissions is not material to the Company's results of operations.

In December 1998, the Company announced the commencement of a strategic alliance with Microsoft Corporation. Under this arrangement, the Company will deliver scalable, replicable solutions based on the Microsoft enterprise platform, with emphasis on electronic commerce, customer loyalty, data warehousing and investment trading platforms, and on Microsoft COM+ technology and the Microsoft Visual Studio development system. The Company is also committed to increasing its number of Microsoft Certified Systems Engineers and Microsoft Certified Solution Developers. The alliance extends the Company's existing relationship with Microsoft, whose products and technologies play an important role in the majority of its client engagements.

The Company holds marketing seminars and sponsors industry conferences to promote its service offerings and to provide clients with insight on key business and technology issues. The Company also conducts on-site educational events for senior management in client organizations; hosts marketing events geared toward client needs; and takes additional steps to build relationships with its key clients. These events allow the Company to cross-sell its services and solutions so that clients can take advantage of the full breadth of its offerings.

The Company seeks to build strong market awareness and relationships with senior level executives through unique and innovative thought-leadership programs such as those conducted by its Management Lab and the Cambridge Information Network
(CIN).

THE MANAGEMENT LAB

The Management Lab is the Company's research and education organization, chartered with providing intellectual guidance and thought leadership to clients facing the issues associated with adopting advanced information technology. The Management Lab's programs include: the Lyceum, Research Working Groups, Executive Education Programs, Customized Learning Programs, and The Directors Institute on Information Technology.

     . The Lyceum is an interactive forum that provides senior business and technology executives with insight from industry thought leaders, the Company's experts, and their peers.

     . Research Working Groups are in-depth research initiatives designed to give teams within organizations the opportunity to work together to find solutions to technology and business issues impacting several departments and create a customized action plan for implementing management practices and strategies.

     . Executive Education Programs provide high-quality training and instruction to IT executives on broad topics relating to managing the global information resource.

     . Customized Learning Programs are tailored to meet organization-specific topics. Recent Customized Learning Program topics include:
          "Celebrating Carbon in a Silicon Economy: Managing the Human Side of Cyber-Space;" "The Battle for Virtual Turf: Driving Brand Vision/Value in a Web-Enabled Economy;" and "Fast, Smart, and Rich: Making Technology Pay."

     . The Directors Institute on Information Technology is a series of forums that involve the external directors of "Global 1000" companies in IT conversations.

CAMBRIDGE INFORMATION NETWORK (CIN)

CIN is the Company's internet-based community of more than 2,500 senior information-technology professionals. Effectively a peer-based advisory service, CIN provides a global forum for member executives to discuss key business, technology, and career-management issues, and to collaborate to share experiences, solve common problems, and exchange benchmarking data and useful documents. The majority of the content is shaped by CIN's members.

The Company created CIN in 1996 in response to a need expressed by the CIO community to help solve the problems CIOs face: too much information, not enough insight, and not enough time. CIN acts as an information filter, providing an editorial focus and a pragmatic, real-world view of the key issues facing today's CIO. CIN's features include surveys, interviews, insight on technology strategy, help with career and personnel issues, columns, and most importantly, member-created and -led discussion groups. CIN also hosts events for CIOs at which it presents findings from its proprietary research.

BACKLOG

The Company's fixed-price contract backlog totaled $71.8 million at January 31, 1999, compared to $59.4 million at January 31, 1998. For software development services, the Company and its clients generally agree on a contractually fixed price for each stage of the software development process. The Company only includes in backlog that stage of the software deployment process for which it has obtained a signed contract. Accordingly, backlog does not reflect revenues expected to be derived from future stages of a software development engagement. Because the Company often employs a rapid deployment methodology providing for completion periods of approximately nine months, contracts included in client backlog are generally performed within 12 months. In accordance with industry practice, many of the Company's contracts are terminable by the Company or the client upon short notice. Contracts reflected in backlog could be canceled or delayed and, therefore, backlog is not a measure of future revenues. Those services which the Company performs on a time and materials basis generally can be terminated by the Company or the client at any time. Therefore, estimated backlog amounts for those services are not included in the Company's backlog amount.

COMPETITION

The management consulting and information technology services market comprises a large number of participants, is subject to rapid changes, and is highly competitive. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment companies such as Hewlett-Packard Company, IBM, and Compaq Computer Corporation, facilities management and MIS outsourcing companies, "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, American Management Systems, Cap Gemini America, the consulting division of Computer Sciences Corporation, Electronic Data Systems Corporation, Sapient Corporation, Renaissance Worldwide Incorporated, AnswerThink Consulting Group Incorporated and International Integration Incorporated. The Company also faces competition from information services organizations within potential clients.

Some participants in the information technology consulting and software development market have significantly greater financial, technical and marketing resources and greater name recognition than the Company, and generate greater systems consulting and integration revenues than does the Company. In addition, the custom software development and systems integration market is highly fragmented and served by numerous firms, many of which serve only their respective local markets or specialized service niches. However, the Company believes that its rapid development methodology, coupled with its high quality standards, open systems philosophy, client/server and internet architecture approach, and fixed-time/fixed-price contracting practices, distinguish it from its competitors. The Company believes that the principal competitive factors in the consulting and information technology industry include responsiveness to client needs, speed of application software development, speed and effectiveness of business solution development and implementation, quality of service, price, project management capability, technical expertise, and identifiable results. The Company believes it competes favorably with respect to these factors.

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

INTERNATIONAL OPERATIONS

In addition to its North American operations, the Company operates in numerous countries around the world. During 1998, the Company expanded its business presence in Europe and the Pacific Rim. The Company opened offices in Copenhagen, Denmark; Utrecht, Netherlands; Brussels, Belgium; Paris, France; Munich, Germany; and Sydney, Australia. In 1998, $190.3 million, or 31% of the Company's total revenues, were derived from customers outside of the United States and Canada, as compared to $128.8 million, or 30%, in 1997. See Note P of the Notes to Consolidated Financial Statements. As the Company increases the amount of business it transacts internationally, it becomes more susceptible to the risks associated with conducting international business. These risks include difficulties in building and managing foreign operations, difficulties in translating its methodologies into foreign languages, market acceptances of the Company's services, fluctuations in the value of foreign currencies, and unexpected regulatory, economic or political changes in foreign markets. These factors may have an adverse effect on the Company and its financial results.

HUMAN RESOURCES

As of January 31, 1999, the Company had a total staff of 4,444 employees, comprised of 20 senior executives, 63 vice presidents, 225 client partners, 457 project managers, 2,834 application developers and systems consultants, 300 sales and marketing personnel, including 21 managing partners, and an administrative staff of 545 employees.

A project manager oversees all phases of a client assignment. Project managers are typically responsible for a single client assignment. At any one time, clients may be involved with the Company on the implementation of more than one strategic business solution. Client partners are responsible for coordinating all of the Company's services to a client, ensuring the solution meets the client's business needs, and maintaining client relationships.

The Company's success will depend in large part upon its ability to attract, retain and motivate highly skilled employees, particularly project managers, managing partners, and client partners and other senior technical personnel. Qualified project managers and other technical personnel are in particularly great demand and are likely to remain a limited resource for the foreseeable future. However, the Company believes that it has been successful in its efforts to attract, develop and retain the number of high-quality professionals needed to support present operations and future growth, in part because of its emphasis on training, its policy of promoting from within, and its methodology, which allows associates to progress with one client through multiple phases of a project, thereby maximizing the learning process and maintaining the professional challenge. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, the Company may not be able to do so.

None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

INTELLECTUAL PROPERTY RIGHTS

The Company's success is dependent upon its software deployment and consulting methodologies and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. The Company holds no patents or registered copyrights. The Company generally enters into confidentiality agreements with its employees, consultants, clients, and potential clients and limits access to and distribution of its proprietary information. The Company's steps in this regard may not be adequate to deter misappropriation of its proprietary information and the Company may not be able to detect unauthorized use or take appropriate steps to enforce its intellectual property rights.

The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of this software is generally assigned to the client. In addition, the Company also develops object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools," most of which remains the property of the Company.

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, it is possible that infringement claims could be asserted against the Company in the future.

ITEM 2.  PROPERTIES.

The Company's Northeast operations and corporate departments are located in approximately 62,000 square feet of leased space in Cambridge, Massachusetts, under a lease which expires in 2007. The lease contains two options for five-year extensions to the term. In connection with the relocation of these operations, as described below, the Company expects to sublet the current facility for the remainder of the lease term. The Company's lease for its Allston, Massachusetts facility, which houses the remainder of the Company's Northeast operations, will be terminated effective June 30, 1999.

In January 1998, the Company completed a Lease Agreement with Boston Properties, Inc. for a building to be constructed at Eight Cambridge Center, Cambridge, Massachusetts. The building is expected to contain 177,000 square feet, to house the Company's Northeast operations, new employee training facility, and corporate departments, and to be available to the Company on or about June 1, 1999.

The Company also maintains offices and leases office space in the various locations in which it maintains branches and in which its subsidiaries operate. There are regional sales and operations facilities in: Atlanta, Bridgewater
(NJ), Cambridge, Chicago, Columbus (OH), Dallas, Denver, Detroit, Los Angeles, Miami, Minneapolis, New York, Newport Beach (CA), Phoenix, Philadelphia, Pittsburgh, Portland (OR), Red Bank (NJ), San Francisco, San Juan (P.R.), San Mateo (CA), San Ramon (CA), Seattle, and Washington D.C. In Canada, the Company has an office in Toronto. European regional sales and operations facilities are located in: Vienna, Austria; Brussels, Belgium; Copenhagen, Denmark; Paris and Versailles, France; Augsburg, Frankfurt, and Munich, Germany; Dublin, Ireland; Amsterdam and Utrecht, Netherlands; Oslo, Norway; Linkoping, Malmo, and Stockholm, Sweden; Geneva and Zurich, Switzerland; and

London, Manchester, Reading, and Richmond, United Kingdom. Other offices include: Melbourne and Sydney, Australia; Sao Paolo, Brazil; Bangalore, India; Tokyo, Japan; Mexico City, Mexico; and Caracas, Venezuela.

The Company believes that its facilities are suitable and adequate for its near term needs.

ITEM 3.  LEGAL PROCEEDINGS.

On August 31, 1998, the Company acquired Excell Data Corporation ("Excell"). On November 18, 1998, certain of the former shareholders of Excell filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleges breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and seeks unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuit. In February 1999, the Company filed a counterclaim alleging breach of contract.

On March 22, 1999 and March 29, 1999, certain stockholders of the Company filed class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits.

The Company is involved in litigation and various other legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          PRICE RANGE OF COMMON STOCK

The Company's Common Stock is currently quoted on the Nasdaq National Market system under the symbol CATP. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.

                                                             HIGH      LOW
                                                             ----      ---
FISCAL YEAR
1997:
First Quarter                                               $36.00    $21.25
Second Quarter                                               34.94     21.75
Third Quarter                                                38.94     30.25
Fourth Quarter                                               43.63     34.13
1998:
First Quarter                                                50.88     35.25
Second Quarter                                               57.88     45.56
Third Quarter                                                58.38     19.06
Fourth Quarter                                               24.50     13.38

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

                                 STOCKHOLDERS

As of March 23, 1999, there were approximately 2,800 stockholders of record.

                    RECENT SALES OF UNREGISTERED SECURITIES

On August 31, 1998, the Company issued 1,680,416 shares of its Common Stock in exchange for all of the outstanding shares of capital stock of Excell Data Corporation. The Company's issuance of these shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 506 under the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data presented below as of and for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994, have been derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

                                                                          Years Ended December 31,
                                                       -------------------------------------------------------------
(in thousands, except per share data)                    1998         1997         1996         1995          1994
                                                       --------     --------     --------     --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues                                           $612,041     $438,329     $294,527     $194,094      $121,117
Costs and expenses:
   Project personnel                                    272,263      203,928      138,706       92,924        58,786
   General and administration                            66,454       47,445       34,239       24,348        16,560
   Sales and marketing                                   56,947       40,668       25,270       20,041        13,465
   Other costs                                          126,970       84,582       55,544       30,739        19,366
   Business combination costs                             8,400        4,760        1,195        1,333             -
                                                       --------     --------     --------     --------      --------
      Total operating expenses                          531,034      381,383      254,954      169,385       108,177
                                                       --------     --------     --------     --------      --------

Income from operations                                   81,007       56,946       39,573       24,709        12,940
Other income (expense):
   Interest income                                        2,432        2,135        1,009          817           393
   Interest expense                                        (199)        (311)        (132)        (453)         (166)
   Gain on equity investments                               798          188            -          909             -
   Foreign exchange (loss) gain                            (934)        (122)        (141)          92            28
                                                       --------     --------     --------     --------      --------
Income before income taxes                               83,104       58,836       40,309       26,074        13,195
Provision for income taxes                               31,164       25,054       16,317       10,145         4,829
                                                       --------     --------     --------     --------      --------
Net income                                             $ 51,940     $ 33,782     $ 23,992     $ 15,929      $  8,366
                                                       ========     ========     ========     ========      ========

Basic net income per share                             $    .90     $    .62     $    .46     $    .32      $    .17
                                                       ========     ========     ========     ========      ========

Diluted net income per share                           $    .83     $    .55     $    .40     $    .28      $    .16
                                                       ========     ========     ========     ========      ========
Weighted average number of common
  shares outstanding                                     58,079       54,632       52,054       49,992        48,680
                                                       ========     ========     ========     ========      ========
Weighted average number of common and
  common equivalent shares outstanding                   63,301       60,775       59,573       56,798        53,063
                                                       ========     ========     ========     ========      ========

CONSOLIDATED BALANCE SHEET DATA:                                               December 31,
                                                       -------------------------------------------------------------
                                                         1998         1997         1996         1995          1994
                                                       --------     --------     --------     --------      --------
Cash and cash equivalents                              $ 80,051     $ 39,649     $ 26,456     $ 11,176      $  5,676
Investments held to maturity                             24,918       15,824       12,727        8,544        10,311
Working capital                                         177,929      108,301       72,334       37,657        22,930
Total assets                                            351,206      242,421      150,588       90,235        59,817
Stockholders' equity                                    242,150      150,867       98,796       56,007        35,102

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. Founded in 1991, the Company combines management consulting, internet solutions, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for "Global 1000" organizations worldwide. The Company provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames -- typically within three to twelve months. Net revenues for 1998 increased 40% to $612.0 million compared to $438.3 million for the same period in 1997. Excluding the effect of business combination costs, net income for the year ended December 31, 1998, increased 50% to $57.7 million, or $.92 per share (diluted), compared to $38.5 million, or $.63 per share (diluted), for the same period in 1997. Giving effect to the business combination costs, net income for the year ended December 31, 1998 increased 54% to $51.9 million, or $.83 per share (diluted), compared to $33.8 million, or $.55 per share (diluted), for the same period in 1997.

On August 31, 1998, the Company acquired all of the outstanding capital stock of Excell Data Corporation. This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Excell Data Corporation in an exchange of 1,680,416 shares of the Company's common stock for all outstanding shares of capital stock of Excell Data Corporation. The acquisition has been accounted for using the pooling of interests method of accounting, and accordingly, all prior periods presented have been restated to include the financial results of Excell Data Corporation. Founded in 1991, Excell Data Corporation had approximately 510 employees at the time of the acquisition and had locations in Bellevue, Washington, Portland, Oregon, and Denver, Colorado. This acquisition augmented the Company's existing Microsoft-centric service capabilities, expanded the Company's network services business, extended the Company's capabilities in the network services market to include implementation of multi-vendor applications, messaging systems, and network systems in hetrogeneous network environments, and increased the Company's geographic reach in the domestic Northwest region. The Company currently expects to continue seeking opportunities for potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all.

North American net revenues grew 36% in 1998 compared to 1997, while international net revenues grew 48% in 1998 compared to 1997. North American net revenues for 1998 represent 69% of total net revenues while international net revenues represent 31% of total net revenues for the same period. The international revenue growth resulted from increased demand for the Company's services, primarily in Europe, Latin America, and the Pacific Rim, including management consulting services, custom and package client/server applications, and interactive solutions. While the Company's net revenues grew by 40% in the aggregate in 1998, the Company experienced downward pressure on the growth of its North American Rapid Application Deployment business in the second half of 1998, resulting in a 26% increase in revenues compared to 1997. The lower rate of revenue growth in the Company's North American Rapid Application Deployment business was due to increased competition from the providers of application specific solutions compared to the Company's generalist approach. This increased competition resulted in a decline in the Company's new business win rates and project transition rates. The lower rate of revenue growth was also due to an increased number of clients opting to defer or cancel strategic IT initiatives in favor of completing Year 2000 remediation activities.

Effective for 1999, the Company has realigned its North American operations. North American operations, which in 1998 were organized on a regional geographic basis, are now organized around the Company's six principal service offerings:
Management Consulting, Interactive Solutions, Customer Management Solutions, Enterprise Resource Solutions, Custom Software Solutions, and Network Services. The Company's sales, marketing and human resources functions also operate on a service line basis within North America. This realignment helps integrate the Company's front-office, back-office, and internet application deployment capabilities. Under the former structure, consultants provided services to clients based on geographic location and the Company was unable to take full advantage of specialist skills not located in a client's geographic region. No longer constrained by geographic regions, the new service line structure is designed to permit the Company to provide clients with its best consultants in specific service areas who can deploy proven methodologies, training, and business processes. This approach is also intended to allow the Company to realize economies of scale in forecasting and staffing and permit better leveraging of industry expertise.

During 1998, the Company expanded its business presence domestically and in Europe and the Pacific Rim. The Company opened offices in Copenhagen, Denmark, Utrecht, Netherlands, Brussels, Belgium, Paris, France, Munich, Germany, Sydney, Australia, Denver, Colorado, and Portland, Oregon, bringing worldwide locations to 53 offices at December 31, 1998.

In order to meet increased demand for its services, the Company increased its total staff by 25% to 4,385 at December 31, 1998, from 3,496 at December 31, 1997. The Company expects to hire in accordance with its current and anticipated demand requirements and maintains employee appreciation and benefit programs to retain existing and attract new employees.

RESULTS OF OPERATIONS

To facilitate comparisons, the following table sets forth selected statements of operations data as a percentage of net revenues and the period-to-period percentage changes for net revenues, costs and expenses, and income from operations.


                                   Years Ended December 31,               Percentage Increase
                                    ------------------------------         -----------------------
                                    1998       1997          1996         '97 to '98   '96 to '97
                                    ----       ----          -----         ----------   ----------
Net revenues                        100%       100%          100%               40%        49%
Costs and expenses:
  Project personnel                  45         47            47                34         47
  General and administration         11         11            12                40         39
  Sales and marketing                 9          9             9                40         61
  Other costs                        21         19            19                50         52
 Business combination costs           1          1             -                76        298
                                   ----       ----          ----
   Total operating expenses          87         87            87                39         50
                                   ----       ----          ----
Income from operations               13         13            13                42%        44%
Other income, net                     1          -             1
                                   ----       ----          ----
Income before income taxes           14%        13%           14%
                                   ====       ====          ====

All prior period amounts have been restated to reflect the final results of Excell Data Corporation, acquired on August 31, 1998, which was accounted for using the pooling of interests method of accounting (see Note B of Notes to Consolidated Financial Statements).

Historically, a majority of the Company's revenues have been recognized using the percentage of completion method, which requires revenues to be recorded over the term of a client contract based on the percentage of work performed. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the fiscal quarter in which the revision becomes known. The Company's operating results may be adversely affected by inaccurate estimates of contract completion costs. Although the Company from time to time is required to make revisions to its work completion estimates, to date, none of these revisions has had a material adverse effect on the Company's operating results. Inaccuracies in future work completion estimates could result in a material adverse effect on the Company's operating results. Losses expected to be incurred on projects in progress are recognized when known. Revenues related to time and materials engagements are recognized when services are performed.

A major portion of the Company's services are provided on a fixed-price basis and, therefore, the Company bears the risk of cost overruns. Client project margins and personnel utilization are critical components of the Company's financial performance. The Company regularly reviews staff compensation and overhead costs to ensure that its services are properly priced. In addition, management monitors the progress of client projects on a monthly basis. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. Because the Company's client engagements are generally terminable without substantial client penalty, an unanticipated termination of a client project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned persons or higher severance expenses. While the level of professional staff may be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments.

RECENT DEVELOPMENTS

On March 18, 1999, the Company announced that, based on a preliminary review of its results for the quarter ending March 31, 1999, revenues were expected to be between $148.0 million and $151.0 million, and earnings per share were expected to be in the range of $.12 to $.14 per share, which amounts were below security analysts' revenues estimates of approximately $163.0 million to $170.0 million and earnings per share estimates of $.21 to $.24 per share. The Company also reported that it expected revenues for the full year of 1999 to be between $660.0 million and $675.0 million, and earnings per share for the same period to be in the range of $.72 to $.74 per share. These estimates compare with security analysts' expectations of $750.0 million to $795.0 million in revenues and $1.06 to $1.15 in earnings per share. The Company reported that the benefits of the North American reorganization initiatives undertaken during the fourth quarter of 1998 had not materialized as quickly as anticipated and, as a result, sales growth for the first quarter had been lower than expected. In addition, a decrease in market demand for ERP software licenses had negatively affected demand for the Company's ERS package implementation offerings. The Company expects to report actual results for the first quarter on or about April 15, 1999. The statements concerning expected revenues and earnings per share are merely management's estimates. These estimates are forward-looking statements and are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from these estimates. The factors described below under "Forward-looking Statements" are some of the factors that could cause a material difference in the Company's actual results.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net revenues increased 40% to $612.0 million in 1998 compared to $438.3 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and continued demand for the Company's service offerings. North American net revenues for 1998 grew 36% to $421.7 million from $309.5 million in 1997. Net revenues from international operations increased by 48% to $190.3 million in 1998 from $128.8 million in 1997. This increase is primarily due to the continued development of the Company's business in Europe and further expansion into Latin America and the Pacific Rim. The decrease in the growth rate in 1998 (40%) compared to 1997 (49%) was primarily attributable to a decrease in the net revenues growth rate of the Company's North American Rapid Application Deployment business. This decrease in the growth rate was due to increased competition from the providers of application specific solutions compared to the Company's generalist approach. The Company's new business win rates and project transition rates declined as a result of the increased competition. The lower rate of net revenues growth was also due to an increased number of clients opting to defer or cancel strategic information technology initiatives in favor of completing Year 2000 remediation activities.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly associated with, and vary with, the level of client services being delivered. Project personnel costs were $272.3 million or 45% of net revenues in 1998 compared to $203.9 million or 47% of net revenues in 1997. The dollar increase resulted from the hiring of additional project personnel over 1997 staff levels and the related increase in payroll and payroll-related expenses to support the increased volume of services delivered to clients and an increase in subcontractor costs. This dollar increase was partially offset by a decrease in variable compensation related to the Company's bonus plan, which contributed to the comparative decrease in project personnel costs as a percentage of net revenues. Worldwide project personnel headcount increased 25% to 3,596 employees at December 31, 1998, from 2,867 employees at December 31, 1997. While the Company anticipates meeting its hiring goals for 1999, competition for personnel with information technology skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs.

The Company manages project personnel costs through the periodic review and measurement of utilization, employee retention, and billability. During 1998, the Company improved its worldwide time entry system to serve as the basis for its productivity measurements. The Company also maintains staffing controls to monitor its subcontractor costs.

General and administration expenses were $66.5 million in 1998 compared to $47.4 million in 1997, representing 11% of net revenues for both periods. The dollar increase reflects increased payroll and payroll-related expenses associated with increased staff headcount and increased company-wide relocation, travel, telecommunications and facilities expenses to support the Company's continued growth and geographic expansion in North America and internationally, partially offset by a decrease in variable compensation. General and administration headcount increased 25% to 482 employees at December 31, 1998, from 385 at December 31, 1997.

Sales and marketing expenses were $56.9 million in 1998 compared to $40.7 million in 1997, reflecting 9% of net revenues for both periods. The dollar increase was primarily attributable to an increase in payroll and payroll-related expenses and facilities costs associated with the increase in sales and marketing personnel from 244 at December 31, 1997, to 307 at December 31, 1998. The increased headcount enables the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar increase also resulted from an increase in travel related expenses and increased use of marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. The dollar increase was partially offset by a decrease in variable compensation. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network. The Management Lab and Cambridge Information Network enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff costs, and staff training. Other costs were $127.0 million or 21% of net revenues in 1998 compared to $84.6 million or 19% of net revenues in 1997. The dollar increase is primarily attributable to a decrease in project personnel utilization which results in increased non-billable project personnel costs, and increased facility, travel, and employee training and administrative costs, including costs related to maintaining newly opened and expanded offices worldwide, as the Company continues to expand globally. The increase as a percentage of net revenues from 1997 resulted principally from the decrease in project personnel utilization which resulted in increased non-billable project personnel costs. The decrease in project personnel utilization is primarily due to the reduced growth rate of the North American Rapid Application Deployment business. The Company has adjusted its hiring plans to reflect the reduced growth rate of the North American Rapid Application Deployment business and will continue to monitor its staffing needs based on critical skills and demand requirements.

Business combination costs were $8.4 million in 1998 and $4.8 million in 1997. Of these business combination costs, approximately $1.7 million and $4.8 million in 1998 and 1997, respectively, related primarily to investment banking, legal, accounting, and consulting fees incurred in connection with the acquisitions of Excell Data Corporation in 1998 and Peter Chadwick Holdings Limited in 1997 (see Note B of Notes to Consolidated Financial Statements). Business combination costs for 1998 also included a charge to operations of $6.7 million, recorded upon consummation of the Excell acquisition, representing amounts owed to participants under the Excell Phantom Stock Plan. The Excell Phantom Stock Plan, by its terms, terminated as a result of the Excell acquisition (see Note G of Notes to Consolidated Financial Statements - Excell Phantom Stock Plan).

Interest income increased to $2.4 million in 1998 from $2.1 million in 1997. This increase is principally due to increased cash and short-term investment balances, partially offset by lower interest rates in 1998 compared to 1997. The Company's cash and short-term investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Interest expense in 1998 was $199,000 compared to $311,000 in 1997. The decrease is primarily due to interest expense related to a loan obtained by Peter Chadwick Holdings Limited in April 1997 to finance the purchase of a training facility. This loan was repaid in full by the Company in March 1998 (see Note E of Notes to Consolidated Financial Statements).

Gain on equity investments, which consists primarily of the Company's investment in Cambridge Technology Capital Fund I L.P. (the "Fund"), was $798,000 in 1998 compared to $188,000 in 1997. The increase is primarily due to investment gains generated by the Fund which was formed in October 1997 (see Note N of Notes to Consolidated Financial Statements).

Foreign exchange loss was $934,000 in 1998 compared to a loss of $122,000 in 1997 related to foreign currency exchange rate fluctuations associated with intercompany balances. The 1998 foreign exchange loss consists primarily of losses related to Japan, Ireland, Australia, and Mexico. The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of these forecasted amounts. As of December 31, 1998, the Company held foreign exchange contracts of approximately $9.4 million. As the Company grows its international business, it becomes increasingly subject to the risks associated with international operations, including changes in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate in 1998 decreased to 37.5% from 42.6% in 1997. This decrease is primarily due to the non-deductible acquisition costs incurred related to acquiring Peter Chadwick Holdings Limited in 1997, which resulted in a 3.7% increase in the effective tax rate for 1997, compared to non-deductible acquisition costs related to the acquisition of Excell Data Corporation in 1998, which resulted in a 0.8% increase in the 1998 effective tax rate. The effective tax rate before non-deductible acquisition costs was 36.7% in 1998 compared to 38.9% in 1997. The decrease is primarily due to a lower blended state income tax rate in 1998 resulting from the Company's state tax rate minimization initiatives put in place in the second half of 1997 and continuing into 1998 and favorable effects of the Company's global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local statutory income tax rates (see Note J of Notes to Consolidated Financial Statements).

Net income, excluding business combination costs, increased 50% to $57.7 million or $.92 per share (diluted) for 1998 compared to $38.5 million or $.63 per share (diluted) for the same period in 1997. Giving effect to the applicable business combination costs, net income increased 54% to $51.9 million or $.83 per share (diluted) for 1998 compared to $33.8 million or $.55 per share (diluted) for the same period in 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net revenues increased 49% to $438.3 million in 1997 compared to $294.5 million in 1996 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects for existing clients, as well as expanding the Company's service offerings to include new services. Operationally, North American net revenues for 1997 grew 56% to $309.5 million, or 71% of consolidated net revenues, from $199.0 million, or 68% of consolidated net revenues, in 1996. This increase reflected the continued marketplace demand for the Company's information technology services in North America. International operations continued to make significant contributions to the growth in net revenues accounting for $128.8 million or 29% of net revenues in 1997 compared to $95.5 million or 32% for the same period in 1996. The percentage decrease in international net revenues as a percentage of consolidated net revenues from 1996 to 1997 was primarily due to the continued increase in the delivery of the Company's services in North America in 1997 and the resulting increase in North American net revenues in 1997. For the year ended December 31, 1997, excluding a negative $5.4 million impact of changes in foreign exchange rates in 1997, the Company's net revenues would have been $443.7 million, or a 51% increase from 1996 net revenues.

Project personnel costs were $203.9 million in 1997 compared to $138.7 million in 1996, reflecting 47% of net revenues for both periods. The dollar increase resulted from the hiring of additional project personnel over 1996 staff levels, the related increase in payroll and payroll-related expenses, and increased use of skilled subcontractors on projects. Worldwide project personnel headcount increased 45% to 2,867 employees at December 31, 1997, from 1,979 employees at December 31, 1996.

General and administration expenses were $47.4 million or 11% of net revenues in 1997 compared to $34.2 million or 12% of net revenues in 1996. The dollar increase reflected expenses associated with increased staff headcount and increased company-wide recruiting and relocation expenses to support the Company's continued growth and geographic expansion in North America and internationally. General and administration headcount increased 48% to 385 employees at December 31, 1997, from 266 at December 31, 1996. The decrease as a percentage of net revenues was primarily due to the significant increase in net revenues in 1997.

Sales and marketing expenses were $40.7 million in 1997 compared to $25.3 million in 1996, reflecting 9% of net revenues for both periods. The dollar increase was primarily attributable to an increase in payroll and payroll-related expenses associated with the increase in sales and marketing personnel from 141 at December 31, 1996 to 244 at December 31, 1997, and the increase in sales commissions related to the increase in net revenues. This increase also resulted from increased participation in trade shows and marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings.

Other costs were $84.6 million in 1997 compared to $55.5 million in 1996, reflecting 19% of net revenues for both periods. The dollar increase from 1996 resulted principally from increased facility, travel, and employee training costs, including costs related to maintaining newly opened and expanded offices in North America and internationally as the Company continued to expand globally.

Business combination costs of $4.8 million in 1997 and $1.2 million in 1996, which consist primarily of investment banking, legal, accounting, and consulting fees, were incurred in connection with the acquisitions of Peter Chadwick Holdings Limited in 1997, and NatSoft S.A. and Ramos & Associates, Inc. in 1996 (see Note B of Notes to Consolidated Financial Statements).

Interest income increased to $2.1 million in 1997 from $1.0 million in 1996. This increase was principally due to increased cash and short-term investment balances and higher average interest rates obtained in 1997 compared to 1996. The Company's cash and short-term investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Interest expense in 1997 was $311,000 compared to $132,000 in 1996. The increase was primarily due to interest expense related to a loan obtained by Peter Chadwick Holdings Limited in April 1997 to finance the purchase of a training facility (see Note E of Notes to Consolidated Financial Statements).

Foreign exchange loss was $122,000 in 1997 compared to a loss of $141,000 in 1996 related to foreign currency exchange rate fluctuations associated with intercompany balances. As of December 31, 1997, the Company held foreign exchange contracts of approximately $4.1 million.

The Company's effective income tax rate in 1997 increased to 42.6% from 40.5% in 1996. This increase was primarily due to the non-deductible acquisition costs incurred related to acquiring Peter Chadwick Holdings Limited in the fourth quarter of 1997 which resulted in a 3.7% increase in the effective tax rate for 1997. The effective tax rate before non-deductible acquisition costs was 38.9% in 1997 compared to 40.5% in 1996. The decrease is primarily due to favorable effects of state tax rate minimization initiatives put in place in 1997 (see Note J of Notes to Consolidated Financial Statements).

Net income was $33.8 million or $.55 per share (diluted) for 1997 compared to $24.0 million or $.40 per share (diluted) for the same period in 1996. Net income per share (diluted) increased 38% from 1996. Excluding the effects of business combination costs, net income per share (diluted) for 1997 increased 54% to $.63 from $.41 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company continued to generate cash flow from operations to fund its business growth and strategic acquisitions. In addition, the Company continued to operate primarily debt free and enhanced its working capital position. Working capital increased to $177.9 million at December 31, 1998, from $108.3 million at December 31, 1997. This increase was primarily due to positive cash flows from operations, an increase in accounts receivable, proceeds from the exercise of stock options, and proceeds from shares issued under the Company's employee stock purchase plan, partially offset by cash used for capital expenditures related to office expansions and computer equipment for new employees and increases in accrued expenses and income taxes payable. The Company's days sales outstanding was 76 days at December 31, 1998 compared to 71 days at December 31, 1997. This increase was primarily due to lower net revenue growth coupled with an increase in average accounts receivable in the 1998 period. The average outstanding receivable balances from clients were greater in 1998 as a result of the higher billing amounts per project compared to smaller projects in 1997, coupled with the more time consuming payment processes of major corporations. The Company continued to focus on its outstanding receivables by involving its project management staff in the collection process and experienced a 6% improvement in days sales outstanding in the fourth quarter of 1998 (78 days) compared to the third quarter of 1998 (83 days). This positive trend is in line with the Company's short term goal of 70 days sales outstanding. Despite the increased days sales outstanding in 1998, the Company's cash equivalent and short-term investment balances increased 89% to $105.0 million at December 31, 1998, from $55.5 million at December 31, 1997.

Net cash provided by operating activities increased by $26.7 million to $51.2 million in 1998 from $23.3 million for the comparable period in 1997. This increase is primarily the result of increases in net income, depreciation and amortization, and tax benefits from the exercise of stock options plus decreases in the growth of accounts receivable, which were partially offset by an increase in other assets, a decrease in accounts payable, and decreases in the growth of
accrued expenses and prepaid expenses and other current assets.   The ability of
the Company to sustain tax benefits from the exercise of stock options is dependent upon the market price of the Company's stock compared to the exercise price.

Capital expenditures, which totaled $24.0 million in 1998, were principally for computer equipment to support the Company's expanding operations and employee workstations and leasehold improvements for the Company's expanding and new offices in North America and internationally. Capital expenditures for 1999 are expected to approximate $34 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities in North America and internationally plus relocating the Company's Cambridge, Massachusetts facility. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

In order to support the Company's anticipated business growth, capital expenditures, and working capital, the Company obtained, in September 1998, a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank ("Fleet Bank"). The Facility expires on September 10, 2001 and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to select any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the year ended December 31, 1998, the Company was in compliance with these financial ratio requirements. As of December 31, 1998, the Company had no balance outstanding under the Facility.

Cambridge Technology Capital Fund I L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. At December 31, 1998, the Company's cumulative investment in the Fund amounted to approximately $1.9 million with an additional $800,000 contributed through February 1999. The Company's investment in the Fund resulted in a net gain of approximately $798,000 for the year ended December 31, 1998.

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, will house the Company's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which is expected to commence in June 1999. The Company's current facility in Cambridge, Massachusetts, which houses part of the Company's Northeast operations and corporate functions, is expected to be subleased to a third party through its remaining lease term. The Company's lease at its Allston, Massachusetts facility, which houses the remainder of the Company's Northeast operations will be terminated effective June 30, 1999.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient, at least through 1999, to meet the Company's working capital requirements and to fund the expansion of the Company's business. In order to meet client demand for the Company's services in 1999, the Company expects to continue to increase its professional staff and to open additional sales and operations offices in North America and internationally. The Company plans to open offices and hire personnel in anticipation of increased demand for the Company's services. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, or regulatory conditions could also adversely affect future results and liquidity.


YEAR 2000 READINESS DISCLOSURE

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

The Company has conducted an assessment of its information technology ("IT") systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of upgrading and enhancing material internal systems to bring them into material Year 2000 compliance. These activities are expected to be completed by the end of the second quarter of 1999. The Company's material internal IT systems consist principally of accounting, human resources and sales force automation application software created by third parties, plus internally developed time and expense reporting and project accounting software applications. For the third-party software applications, the Company has obtained written confirmation that the software applications are Year 2000 compliant. The Company also expects that each of these third party applications will be upgraded, as well as tested by the Company for Year 2000 compliance by the end of the second quarter of 1999. The Company believes that its internally developed applications are now materially Year 2000 compliant. The Company's computer hardware platforms, principally servers, have been confirmed as Year 2000 compliant by the server manufacturers, and this has been supported by the Company's internal testing.

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

In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines, among others. The Company is currently obtaining assurances from its landlords and material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of services. However, contingency plans developed by the Company may not prevent a service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company.

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

Although the Company's principal service offerings do not include Year 2000 remediation services, former, present and future clients could assert that certain services performed by the Company involved or are related to the Year 2000 issue. The Company has recommended, implemented, and customized various third-party software packages for its clients, certain of which may not be Year 2000 compliant. Because the Company has designed, developed and implemented software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 compliant. In particular, the Company's solution delivery methodology, in many cases, empowers clients to maintain, alter and upgrade systems after the completion of an engagement. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, the resolution of such claims (and the associated defense costs) could have a material adverse effect on the Company.

The Company's policy has been to attempt to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. The Company may not be able to obtain these contractual protections in agreements concerning future projects, and contractual provisions governing current and completed projects may not prevent clients from asserting claims against the Company with respect to the Year 2000 issue. The contractual protections, if any, obtained by the Company may not effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) (see Note A of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits, including estimated revenues and earnings per share for the quarter ending March 31, 1999 and the year ending December 31, 1999; capital expenditures; liquidity sources and needs; working capital needs; the Year 2000 issue; the impact of the realignment of the Company's North American operations in 1999;

the Company's hiring efforts; increases in personnel and related costs; geographic expansion and opening additional offices; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation, the number and significance of client engagements commenced and completed during a period; the number of working days in a period; employee hiring, retention, and utilization rates; the Company's ability to manage its growth; the Company's ability to manage the cost of its engagements; changes in demand for the Company's services; changes in demand for third party products or solutions for which the Company performs integration services; risks associated with the Company's realignment of its North American operations from a geographic-based to a service line model, including the orientation of new management teams within the service line structure and the need to develop reliable forecasting tools for each service line within the organization; the Year 2000 issue, including the effect of the Year 2000 issue on client purchasing patterns; competition; risks associated with international operations; the acceptance and profitability of the Company's services in new locations; the integration of acquired businesses; unanticipated negative outcomes of litigation involving the Company; and misappropriation of, or lack or loss of protection of, the Company's intellectual property. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of client assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to the Company's portfolio of short-term investment grade municipal securities. The Company is also subject to risk relating to fluctuating interest rates to the extent that it incurs any borrowings under its credit facility. The foreign exchange rate risk relates to the Company's investment in foreign exchange contracts which are entered into in order to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The Company believes that interest rate risk and foreign currency exchange rate risk are both immaterial to the Company.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item may be found under the sections captioned "Election of Directors," "Election of Directors - Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement pursuant to Regulation 14A (the "1999 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required under this item may be found under the section captioned "Compensation and Other Information Concerning Executive Officers and Directors" in the 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item may be found under the section captioned "Principal Holders of Voting Securities" and "Election of Directors - Stock Ownership of Directors and Executive Officers" in the 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item may be found under the section captioned "Election of Directors - Certain Relationships and Related Transactions" in the 1999 Proxy Statement, and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Consolidated Financial Statements.


          For the following consolidated financial information included herein, see Index to Consolidated Financial Statements on Page F-1:


               Report of Independent Accountants.
               Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.
               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
               Notes to Consolidated Financial Statements.

          2.   Financial Statement Schedules.

          The following consolidated financial statement schedule is included in
          Item 8 of this Form 10-K:

               II -- Valuation and Qualifying Accounts

          Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

          3.   Exhibits.

          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

     (B) REPORTS ON FORM 8-K.

On December 2, 1998, the Company filed a Current Report on Form 8-K relating to a lawsuit filed on November 18, 1998 by certain of the former shareholders of Excell Data Corporation. See "Item 3 - Legal Proceedings".

     (C) EXHIBITS.

     The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index referenced in Item 14(a)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

     (D) FINANCIAL STATEMENT SCHEDULES.

 The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF CAMBRIDGE, COMMONWEALTH OF MASSACHUSETTS, ON THE 30TH DAY OF MARCH, 1999.

                                    Cambridge Technology Partners
                                    (Massachusetts), Inc.

                                    By:  /s/ James K. Sims
                                       --------------------------------------
                                         James K. Sims
                                         President

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

Signature                             Title                                   Date
  /s/ James K. Sims                   Chief Executive Officer, President      March 30, 1999
------------------------------
James K. Sims                         and Director (Principal Executive
                                      Officer)

  /s/ Arthur M. Toscanini             Executive Vice President - Finance,     March 30, 1999
------------------------------
Arthur M. Toscanini                   Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)

 /s/Louis P. Persico                  Chief Accounting Officer (Principal     March 30, 1999
------------------------------
Louis P.  Persico                     Accounting Officer)

 /s/ Warren V. Musser                 Director                                March 30, 1999
------------------------------
Warren V. Musser

/s/ Jack L. Messman                   Director                                March 30, 1999
------------------------------
Jack L. Messman

/s/ John W. Poduska, Sr.              Director                                March 30, 1999
------------------------------
John W. Poduska, Sr.

/s/ Robert E. Keith, Jr.              Director                                March 30, 1999
------------------------------
Robert E. Keith, Jr.

/s/ James I. Cash, Jr.                Director                                March 30, 1999
------------------------------
James I. Cash, Jr.

/s/ James D. Robinson III             Director                                March 30, 1999
------------------------------
James D. Robinson III

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                 F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997      F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997, and 1996                               F-4

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1998, 1997, and 1996               F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997, and 1996                               F-6

Notes to Consolidated Financial Statements                        F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                             /s/PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers LLP



Boston, Massachusetts
February 2, 1999, except for Note R,
as to which the date
is March 29, 1999

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1998       1997
                                                                      ---------  ---------
ASSETS
Current assets:
 Cash and cash equivalents                                            $ 80,051   $ 39,649
 Investments held to maturity                                           24,918     15,824
 Accounts receivable, less allowance of $4,550 and $2,757
   at December 31, 1998 and 1997, respectively                         133,583    105,206
 Unbilled revenue on contracts                                          10,964      9,048
 Deferred income taxes                                                   2,179        950
 Prepaid expenses and other current assets                              33,284     27,878
                                                                      --------   --------
   Total current assets                                                284,979    198,555

Property and equipment, net                                             48,255     36,027
Other assets                                                            16,786      5,745
Goodwill, net                                                            1,186      2,094
                                                                      --------   --------
   Total assets                                                       $351,206   $242,421
                                                                      ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $ 15,804   $ 19,134
 Accrued expenses                                                       49,603     40,018
 Deferred revenue                                                       10,861      9,502
 Income taxes payable                                                   30,635     19,361
 Obligations under capital leases, current                                 147        207
 Other current liabilities                                                   -      2,032
                                                                      --------   --------
   Total current liabilities                                           107,050     90,254

Obligations under capital leases                                           197        377
Deferred income taxes                                                    1,809        923

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 250,000,000 and
   120,000,000 shares at December 31, 1998 and 1997, respectively;
   issued and outstanding 58,856,401 and 56,649,420 shares
   at December 31, 1998 and 1997, respectively                             589        567
 Additional paid-in capital                                            115,662     75,400
 Retained earnings                                                     127,551     77,361
 Accumulated other comprehensive loss                                   (1,652)    (2,461)
                                                                      --------   --------
   Total stockholders' equity                                          242,150    150,867
                                                                      --------   --------
   Total liabilities and stockholders' equity                         $351,206   $242,421
                                                                      ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------
                                           1998       1997       1996
                                         ---------  ---------  ---------

Net revenues                             $612,041   $438,329   $294,527

Costs and expenses:
 Project personnel                        272,263    203,928    138,706
 General and administration                66,454     47,445     34,239
 Sales and marketing                       56,947     40,668     25,270
 Other costs                              126,970     84,582     55,544
 Business combination costs                 8,400      4,760      1,195
                                         --------   --------   --------
   Total operating expenses               531,034    381,383    254,954
                                         --------   --------   --------

Income from operations                     81,007     56,946     39,573

Other income (expense):
 Interest income                            2,432      2,135      1,009
 Interest expense                            (199)      (311)      (132)
 Gain on equity investments                   798        188          -
 Foreign exchange loss                       (934)      (122)      (141)
                                         --------   --------   --------

Income before income taxes                 83,104     58,836     40,309
Provision for income taxes                 31,164     25,054     16,317
                                         --------   --------   --------

Net income                               $ 51,940   $ 33,782   $ 23,992
                                         ========   ========   ========

Basic net income per share                   $.90       $.62       $.46
                                         ========   ========   ========

Diluted net income per share                 $.83       $.55       $.40
                                         ========   ========   ========

Weighted average number of
 common shares outstanding                 58,079     54,632     52,054
                                         ========   ========   ========

Weighted average number of common and
 common equivalent shares outstanding      63,301     60,775     59,573
                                         ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                                      ADDITIONAL
                                                                   NUMBER OF           PAR              PAID-IN
                                                                     SHARES           VALUE             CAPITAL
                                                                  -----------       ---------        ------------
Balance, December 31, 1995                                        21,099,186           $ 212            $ 28,121

     Comprehensive Income:
        Net income                                                         -               -                   -
        Other comprehensive income:
           Foreign currency translation adjustment                         -               -                   -

     Total comprehensive income
     Excercise of stock options                                    1,776,193              18               8,297
     Tax benefit related to stock option exercises                         -               -              10,555
     Shares issued under employee stock purchase plan                124,123               1               2,070
     Issuance of Ramos stock under restricted stock plan                   -               -                   5
     Shares to effect stock split                                 30,368,134             303                (303)
     Accretion of Peter Chadwick preferred stock                           -               -                 787
     Dividend distribution (Peter Chadwick)                                -               -                   -
     Dividend distribution (NatSoft)                                       -               -                   -
                                                                 -----------       -----------        ----------
Balance, December 31, 1996                                        53,367,636             534              49,532

     Comprehensive Income:
        Net income                                                         -               -                   -
        Other comprehensive income:
           Foreign currency translation adjustment                         -               -                   -

     Total comprehensive income
     Exercise of stock options                                     2,170,050              22              12,779
     Tax benefit related to stock option exercises                         -               -               5,807
     Shares issued under employee stock purchase plan                211,734               2               4,934
     Exercise of stock warrants                                      900,000               9               1,791
     Foreign currency translation adjustment
     Accretion of Peter Chadwick preferred stock                           -               -                 557
     Dividend distribution (Peter Chadwick)                                -               -                   -
     Dividend distribution (Excell)                                        -               -                   -

                                                                 -----------       ---------          ----------
Balance, December 31, 1997                                        56,649,420             567              75,400

     Comprehensive Income:
        Net income                                                         -               -                   -
        Other comprehensive income:
           Foreign currency translation adjustment                         -               -                   -
           Unrealized gain on investment, net of taxes                     -               -                   -

        Other comprehensive income

     Total comprehensive income
     Exercise of stock options                                     1,975,616              20              18,656
     Tax benefit related to stock option exercises                         -               -              12,238
     Shares issued under employee stock purchase plan                231,365               2               7,618
     Excell conversion to C Corporation                                    -               -               1,750
                                                                 -----------       ---------          ----------
Balance, December 31, 1998                                        58,856,401           $ 589           $ 115,662
                                                                 ===========       =========          ==========
                                                                      ACCUMULATED
                                                                         OTHER
                                                                     COMPREHENSIVE         RETAINED
                                                                     INCOME (LOSS)         EARNINGS              TOTAL
                                                                     -------------      -------------        ------------
Balance, December 31, 1995                                              $ 260               $27,414             $ 56,007

     Comprehensive Income:
        Net income                                                          -                23,992               23,992
        Other comprehensive income:
           Foreign currency translation adjustment                       (135)                    -                 (135)
                                                                                                              ----------
     Total comprehensive income                                                                                   23,857
     Excercise of stock options                                             -                     -                8,315
     Tax benefit related to stock option exercises                          -                     -               10,555
     Shares issued under employee stock purchase plan                       -                     -                2,071
     Issuance of Ramos stock under restricted stock plan                    -                     -                    5
     Shares to effect stock split                                           -                     -                    -
     Accretion of Peter Chadwick preferred stock                            -                  (787)                   -
     Dividend distribution (Peter Chadwick)                                 -                (1,999)              (1,999)
     Dividend distribution (NatSoft)                                        -                   (15)                 (15)
                                                                   ----------            ----------           ----------
Balance, December 31, 1996                                                125                48,605               98,796

     Comprehensive Income:
        Net income                                                          -                33,782               33,782
        Other comprehensive income:
           Foreign currency translation adjustment                     (2,586)                    -               (2,586)
                                                                                                            - ----------
     Total comprehensive income                                                                                   31,196
     Exercise of stock options                                              -                     -               12,801
     Tax benefit related to stock option exercises                          -                     -                5,807
     Shares issued under employee stock purchase plan                       -                     -                4,936
     Exercise of stock warrants                                             -                     -                1,800
     Foreign currency translation adjustment
     Accretion of Peter Chadwick preferred stock                            -                  (557)                   -
     Dividend distribution (Peter Chadwick)                                 -                (4,085)              (4,085)
     Dividend distribution (Excell)                                         -                  (384)                (384)
                                                                   ----------            ----------           ----------
Balance, December 31, 1997                                             (2,461)               77,361              150,867

     Comprehensive Income:
        Net income                                                          -                51,940               51,940
        Other comprehensive income:
           Foreign currency translation adjustment                       (446)                    -                 (446)
           Unrealized gain on investment, net of taxes                  1,255                     -                1,255
                                                                                                              ----------
        Other comprehensive income                                                                                   809
                                                                                                              ----------
     Total comprehensive income                                                                                   52,749
     Exercise of stock options                                              -                     -               18,676
     Tax benefit related to stock option exercises                          -                     -               12,238
     Shares issued under employee stock purchase plan                       -                     -                7,620
     Excell conversion to C Corporation                                     -                (1,750)                   -
                                                                    ---------             ---------           ----------
Balance, December 31, 1998                                           $ (1,652)             $127,551             $242,150
                                                                    =========             =========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                               1998        1997         1996
                                                                            ----------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 51,940    $ 33,782    $ 23,992
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              12,846       8,762       6,795
    Tax benefit from exercise of stock options                                 12,238       5,807      10,555
    Unrealized gain on investment in Cambridge
       Technology Capital Fund                                                   (798)          -           -
    Benefit for deferred income taxes                                          (1,096)       (337)       (566)
    Changes in assets and liabilities:
      Increase in accounts receivable                                         (27,574)    (45,346)    (21,733)
      Increase in unbilled revenue on contracts                                (1,880)     (4,756)     (1,422)
      Increase in prepaid expenses and other current assets                    (5,214)    (10,533)     (9,355)
      Increase in other assets                                                 (6,689)     (2,346)     (1,829)
      (Decrease)/increase in accounts payable                                  (3,422)      6,483       5,429
      Increase in accrued expenses                                              8,331      13,680       8,721
      Increase in deferred revenue                                              1,359       4,217       2,371
      Increase in income taxes payable                                         11,165      12,741       2,211
      Other, net                                                                    -       1,129         124
                                                                             --------    --------    --------
       Net cash provided by operating activities                               51,206      23,283      25,293
                                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                           (24,048)    (23,089)    (13,282)
Purchase of investments held to maturity                                      (32,288)    (18,261)    (18,467)
Maturity of investments held to maturity                                       23,194      15,164      14,284
Investment in Cambridge Technology Capital Fund                                (1,589)       (300)          -
                                                                             --------    --------    --------
       Net cash used in investing activities                                  (34,731)    (26,486)    (17,465)
                                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under credit arrangements, net                                             -           -        (325)
Issuance of common stock, net of issuance costs                                     -           -           5
Proceeds from long-term loan arrangement                                            -         875          12
Repayment of long-term debt and capital leases                                 (1,013)       (250)       (271)
Dividend distributions                                                         (1,193)     (3,340)     (2,014)
Proceeds from employee stock purchase plan                                      7,620       4,936       2,071
Proceeds from exercise of stock options                                        18,676      12,801       8,315
Proceeds from exercise of warrants                                                  -       1,800           -
                                                                             --------    --------    --------
    Net cash provided by financing activities                                  24,090      16,822       7,793
                                                                             --------    --------    --------

Effect of foreign exchange rate changes on cash                                  (163)       (426)       (341)

Net increase in cash and cash equivalents                                      40,402      13,193      15,280
Cash and cash equivalents at beginning of period                               39,649      26,456      11,176
                                                                             --------    --------    --------
Cash and cash equivalents at end of period                                   $ 80,051    $ 39,649    $ 26,456
                                                                             ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies
   ------------------------------------------

BUSINESS DESCRIPTION
Cambridge Technology Partners (Massachusetts), Inc. (the "Company") is an international management consulting and systems integration firm. Founded in 1991, the Company combines management consulting, internet solutions, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for "Global 1000" organizations worldwide. The Company provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid development methodology that features an iterative approach.

BASIS OF REPORTING
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation. On August 31, 1998, the Company acquired all of the outstanding capital stock of Excell Data Corporation ("Excell"). The acquisition of Excell was accounted for using the pooling of interests method of accounting (see Note B). All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Excell. Certain prior period amounts have been reclassified to conform with current period presentation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments.

INVESTMENTS
The Company has the positive intent and ability to hold its short-term investments to maturity. These investments are classified as investments held to maturity and mature within one year from the date of purchase. At December 31, 1998 and 1997, the Company held investment grade municipal bonds of $24.9 million and $15.8 million, respectively, which are reported at amortized cost that approximates market value.

Marketable equity securities are classified as available for sale within other assets and are recorded at fair value. At December 31, 1998, the Company had marketable securities at fair value of $2.1 million with a cost of $96,000 and an unrealized gain of $1.3 million, net of taxes.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to fifteen years for equipment, furniture and fixtures, leasehold improvements, motor vehicles, and software and other depreciable assets. Buildings are being depreciated over an estimated useful life of forty years. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation is removed from the accounts and any gain or loss is reflected in income.

INTANGIBLE ASSETS
Goodwill of approximately $4.8 million, related to the acquisition of IOS Group AB (now CTP Scandinavia) in February 1994, is being amortized over six years on a straight-line basis. The Company recorded amortization expense of $798,000 for each of the years ended December 31, 1998, 1997, and 1996. As of December 31, 1998 and 1997, the accumulated amortization was $3.9 million and $3.1 million, respectively. The carrying value of goodwill is subject to periodic review of realizability.

REVENUE RECOGNITION
The Company operates in one industry segment, the design, development, and implementation of business solutions. Revenues derived from any software maintenance and support services are immaterial to the consolidated financial statements of the Company. Revenues from software design, development, and implementation contracts are recognized primarily on the percentage of completion method. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Revenues from management consulting and package software evaluation and implementation services are recognized as the service is provided, principally on a time and materials basis. Net revenues exclude reimbursable expenses charged to clients.

Deferred revenue consists of amounts received or billed in advance of services to be provided. Unbilled revenue represents amounts recognized based on services performed in advance of billings in accordance with contract terms.

EARNINGS PER SHARE
The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128") beginning with the year ended December 31, 1997, which includes retroactively restating earnings per share ("EPS") for all prior periods for which EPS data is presented. SFAS 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).

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

FOREIGN EXCHANGE CONTRACTS
The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of December, 31, 1998 and 1997, the Company held foreign exchange forward contracts of approximately $9.4 million and $4.1 million, respectively, and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

CONCENTRATION OF CREDIT RISK
The Company provides its services primarily to Global 1000 companies. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. Such losses have been immaterial and have been within management's expectation. No single customer accounted for 5% or more of total net revenues for the years ended 1998, 1997, and 1996.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.

RISKS AND UNCERTAINTIES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to provide estimates and assumptions that affect the amounts reported in the financial statements and the related footnotes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. SFAS 130 requires restatement of all prior period financial statements presented and is effective for the periods beginning after December 15, 1997. The

Company has elected to disclose the components of other comprehensive income and total comprehensive income, net of taxes, in the Consolidated Statements of Stockholders' Equity.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed (see Note P).

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued. SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998 and the impact on the operating results for the year ended December 31, 1998 was immaterial.

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

B. ACQUISITIONS
   ------------

In August 1998, the Company acquired all of the outstanding capital stock of Excell. This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Excell in an exchange of 1,680,416 shares of the Company's common stock for all outstanding shares of capital stock of Excell. The acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1991, Excell had approximately 510 employees at the time of the acquisition, and had locations in Bellevue, Washington, Portland, Oregon, and Denver, Colorado. Transaction costs related to this acquisition which consist primarily of investment banking fees, accounting fees, legal fees and business integration costs were approximately $1.7 million and are included in business combination costs in the accompanying Consolidated Statements of Operations (also see Note G - "Excell Phantom Stock Plan").

In November 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). This acquisition was accomplished through an exchange of 3,255,731 shares of the Company's common stock for all outstanding shares of capital stock and options to purchase ordinary shares of Peter Chadwick. The acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1987 and based in the

United Kingdom, Peter Chadwick specialized in change implementation strategies and performance improvement programs. Peter Chadwick had offices in the United Kingdom, Germany, Holland, France, and the U.S. and had approximately 325 employees at the time of the acquisition. Peter Chadwick was renamed Cambridge Management Consulting Holdings Limited in July 1998.

In November 1996, the Company acquired all the outstanding capital stock of Ramos & Associates, Inc. ("Ramos"). This acquisition was accomplished through a merger of the Company's acquisition subsidiary and Ramos in an exchange of 1,175,119 shares of the Company's common stock for all outstanding shares of capital stock of Ramos. Ramos, founded in 1991 and based in San Ramon, California, specialized in the Enterprise Resource Planning service market. The acquisition has been accounted for using the pooling of interests method of accounting. Ramos was renamed Cambridge Technology Partners - Enterprise Resource Solutions, Inc. ("ERS") in March 1997.

In October 1996, the Company acquired all the outstanding capital stock of NatSoft S.A. ("NatSoft"), a Swiss-based information technology consulting and software implementation firm. This acquisition was accomplished through an exchange of 271,714 shares of the Company's common stock for all outstanding shares of capital stock of NatSoft. This acquisition established the Company's entry into the Swiss market and provided the Company with a pool of multi-lingual professionals who can support projects in Southern Europe. The acquisition of NatSoft has been accounted for using the pooling of interests method of accounting. In March 1997, NatSoft was renamed Cambridge Technology Partners Switzerland, S.A ("Cambridge-Switzerland").

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisitions of Excell, Peter Chadwick, Ramos, and NatSoft in accordance with the pooling of interests requirements. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquisitions. Costs related to these acquisitions have been charged to business combination costs in the consolidated statements of operations for the period in which the transaction was consummated.

The following information presents certain statement of operations data (in thousands) of the Company, NatSoft, Ramos, Peter Chadwick, and Excell for the periods prior to the acquisitions. NatSoft and Ramos information are presented through September 30, 1996, which represents the interim period end nearest to the date of these acquisitions. Peter Chadwick and Excell information are presented through September 30, 1997 and June 30, 1998, respectively, which represent the interim period ends nearest to the dates of these acquisitions.

                              Cambridge
                             Technology                               Peter                   Combined
                              Partners      NatSoft      Ramos      Chadwick      Excell        Total
                             ----------    ---------   ---------   ----------   ----------   ----------
Net revenues for the:
  Nine months ended
   September 30, 1996        $  141,862     $ 8,046     $ 17,497    $ 26,384     $ 15,635     $ 209,424
  Year ended
   December 31, 1996         $  236,554                             $ 36,324     $ 21,649     $ 294,527
  Nine months ended
   September 30, 1997        $  250,501                             $ 36,841     $ 22,217     $ 309,559
  Year ended
   December 31, 1997         $  406,672                                          $ 31,657     $ 438,329
  Six months ended
   June 30, 1998             $  238,018                                          $ 18,588     $ 256,606

Net income for the:
  Nine months ended
   September 30, 1996        $   14,042     $   163     $    853    $  2,049     $    408     $  17,515
  Year ended
   December 31, 1996         $   21,100                             $  2,925     $    (33)    $  23,992
  Nine months ended
   September 30, 1997        $   24,623                             $  2,365     $    962     $  27,950
 Year ended
   December 31, 1997         $   32,929                                          $    853     $  33,782
Six months ended
   June 30, 1998             $   41,798                                          $    397     $  42,195

C.  ACCOUNTS RECEIVABLE
    -------------------

Accounts receivable consists of the following (in thousands):

                                                          December 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
         Contracts in process                          $ 78,767  $ 69,995
         Completed contracts                             59,366    37,968
                                                       --------  --------
                                                        138,133   107,963
         Less: Allowance for doubtful accounts            4,550     2,757
                                                       --------  --------
                                                       $133,583  $105,206
                                                       ========  ========

In accordance with state government practices, a governmental client withheld a percentage of invoiced receivables as retention until final review of completed projects. At December 31, 1998 and 1997, this retention receivable totaled $2.4 million and was included in other assets. The Company does not include client reimbursable expenses or other non-trade receivables as a component of net revenues. At December 31, 1998 and 1997, approximately $19.2 million and $14.0 million, respectively, of client reimbursable expenses and other non-trade receivables are included in prepaid expenses and other current assets.

D.  PROPERTY AND EQUIPMENT
    ----------------------

Property and equipment consists of the following (in thousands):

                                                          December 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
         Equipment                                     $ 54,591  $ 38,121
         Furniture and fixtures                          11,693     8,618
         Leasehold improvements                          11,312     7,611
         Motor vehicles                                     880     1,137
         Software and other                               2,849     1,501
                                                       --------  --------
              Total cost                                 81,325    56,988
         Less accumulated depreciation                   33,070    20,961
                                                       --------  --------
                                                       $ 48,255  $ 36,027
                                                       ========  ========

Depreciation expense for 1998, 1997, and 1996 was $11.9 million, $7.2 million, and $5.8 million, respectively.

E.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ----------------------------------------------

Accrued expenses consist of the following (in thousands):

                                                               December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
         Accrued payroll and payroll related expenses       $ 20,776  $ 21,106
         Other accrued expenses                               22,959    15,864
         Accrued value added tax                               5,868     3,048
                                                            --------  --------
                                                            $ 49,603  $ 40,018
                                                            ========  ========

In April 1997, Peter Chadwick acquired the assets of a training facility located in the United Kingdom for $1.9 million (see Note B). Peter Chadwick entered into a Loan Agreement with National Westminister Bank (the "Loan Agreement") to finance this acquisition. As of December 31, 1997, the principal amount due under the Loan Agreement was $823,000. Interest payments, at a rate of 2% above the Bank of England base rate (7.25% at December 31, 1997), were payable in monthly installments. A balloon payment for the entire outstanding balance was due in 2005. This amount is included in other current liabilities in the accompanying consolidated balance sheet at December 31, 1997. In the first quarter of 1998, the Company repaid the outstanding amount of approximately $823,000 and terminated the Loan Agreement.

F.  REVOLVING CREDIT FACILITY
    -------------------------

In September 1998, the Company obtained a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank ("Fleet Bank"). The Facility expires on September 10, 2001 and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the year ended December 31, 1998, the Company was in compliance with these financial ratio requirements. As of December 31, 1998, the Company had no balance outstanding under the Facility.

G.  STOCKHOLDERS' EQUITY AND OTHER STOCK-RELATED INFORMATION
    --------------------------------------------------------

AUTHORIZED SHARES
On May 13, 1998, the stockholders of the Company voted to amend to the Company's corporate charter to increase the number of authorized shares of common stock from 120 million shares to 250 million shares.

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

STOCK OPTION PLANS

Under the Company's amended 1991 Stock Option Plan (the "1991 Option Plan"), the Company may grant incentive stock options to employees and nonqualified stock options to employees, directors, officers, and other key individuals. The Management Resource Committee (the "MRC") of the Board of Directors administers the 1991 Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the 1991 Option Plan prior to 1997 generally vest ratably over a 48 month period and expire ten years from the date of grant. Options granted under the 1991 Option Plan in 1997 and thereafter generally vest ratably over a 48 month period and expire in installments five to eight years from the date of grant. At December 31, 1998, 1997, and 1996, options to purchase 4,725,224, 4,063,342, and 4,014,783 shares, respectively, were exercisable under the 1991 Option Plan. In December 1996 and 1997, the Company's Board of Directors amended the 1991 Option Plan, with subsequent stockholder approval, to increase the number of shares of common stock authorized for issuance under the 1991 Option Plan from 15 million to 19 million in 1996, and from 19 million to 23 million in 1997.

During 1995, the Company established the 1995 Non-employee Director Stock Option Plan ("Non-employee Director Option Plan"). The Non-employee Director Option Plan authorizes the grant of nonqualified options for up to 150,000 shares of the Company's common stock. Each member of the Company's Board of Directors who was neither (I) an employee nor an officer of the Company or Safeguard Scientific, Inc. ("Safeguard") nor (II) an affiliate of Technology Leaders II L.P. or any related entity, and was serving on the Company's Board of Directors on March 21, 1995, was granted an option to purchase 30,000 shares of the Company's common stock. Each person who is neither (I) an employee nor an officer of the Company or Safeguard nor (II) an affiliate of Technology Leaders II L.P. or any related entity, and who is first elected to the Board of Directors after March 21, 1995, is automatically granted, on the date of such election without further action by the Board of Directors, an option to purchase 30,000 shares of the Company's common stock. Options granted under the Non-employee Director Option Plan generally vest ratably over a 48 month period and expire ten years from the date of grant. At December 31, 1998, 1997 and 1996, options to purchase 95,136, 73,121, and 43,122 shares, respectively, were exercisable under the Non-employee Director Option Plan.

In November 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Option Plan") under which the Company may grant nonqualified stock options to purchase up to 450,000 shares of common stock to employees (other than officers) and consultants of the Company. The MRC administers the 1997 Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the 1997 Option Plan generally vest ratably over a 48 month period and expire in installments five to eight years from the date of grant. At December 31, 1998 and 1997, options to purchase 34,773 and zero shares, respectively, were exercisable under the 1997 Option Plan.

In October 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Option Plan") under which the Company may grant nonqualified stock options to purchase up to five million shares of the Company's common stock to employees of the Company and other key individuals other than members of the Board of Directors or officers of the Company. The MRC administers the 1998 Option Plan. Unless otherwise provided by the MRC at the time of grant, options granted under the 1998 Option Plan vest ratably over a 48 month period and expire four years from the last vesting date in each year. At December 31, 1998, options to purchase 31,732 shares were exercisable under the 1998 Option Plan.

Stock option activity under the Company's stock option plans is summarized as follows:

                                                             Weighted Average
                                                Option        Exercise Price
                                                Shares          Per Share
                                              ----------    ------------------
   Outstanding at December 31, 1995           11,354,211          $  7.48
       Granted                                 2,922,675            25.71
       Exercised                               2,660,679             3.18
       Canceled                                  902,252            10.97
                                              ----------          -------
   Outstanding at December 31, 1996           10,713,955            13.27
       Granted                                 6,281,988            29.89
       Exercised                               2,170,050             5.86
       Canceled                                2,768,753            26.31
                                              ----------          -------
   Outstanding at December 31, 1997           12,057,140            20.16
       Granted                                12,189,805            22.14
       Exercised                               1,975,616             9.39
       Canceled                                6,919,605            33.65
                                              ----------          -------
   Outstanding at December 31, 1998           15,351,724          $ 17.39
                                              ==========          =======

In October of 1998, in order to re-establish the incentive nature of outstanding stock options with exercise prices greater than the then current fair market value of the Company's common stock, the Company offered to holders of outstanding stock options granted on or after April 24, 1997 the opportunity to exchange those options for options covering an equivalent number of shares with an exercise price of $15.50 per share, the then current fair market value. The Chief Executive Officer and directors of the Company were not eligible to participate in the exchange. The table above reflects the cancellation and re-issuance of options to purchase 5,236,670 shares of common stock in 1998 in connection with the option exchange. The new options vest in accordance with the vesting schedule of the options they replaced, but cannot be exercised until October 15, 1999, in the case of the Company's executive vice presidents, senior vice presidents, vice presidents and associate vice presidents, and until April 15, 1999, in the case of all other employees who participated in the option exchange.

The above table also reflects the cancellation and re-issuance of options to purchase 2,051,286 shares of common stock in 1997 under the 1991 Option Plan. These re-issued options were granted in April 1997 at fair market value in exchange for options granted from October 1996 through March 1997 with exercise prices above April 1997 fair market values. Vesting schedules for these options re-started at April 1997 and option lives were shortened compared to the original grants.

The following summarizes information about the Company's stock options outstanding at December 31, 1998:

                     Options Outstanding                           Options Exercisable
-----------------------------------------------------------      -----------------------
                                Weighted Average   Weighted                     Weighted
                     Number        Remaining        Average         Number       Average
Range of          Outstanding     Contractual      Exercise      Exercisable    Exercise
Exercise Price    at 12/31/98         Life           Price       at 12/31/98      Price
---------------   -----------     -----------      --------      -----------    --------
$  .16 - $ 1.34       328,648      3.3 Years       $    .62          328,648    $    .62
  1.67 -   6.32     1,176,227      5.4 Years       $   5.64        1,176,227    $   5.64
 10.00 -  17.30     8,941,973      6.5 Years       $  15.45        2,634,841    $  15.27
 22.50 -  29.13     4,129,610      6.7 Years       $  22.81          547,759    $  25.46
 33.00 -  36.00       695,585      6.6 Years       $  34.95          197,890    $  34.86
 46.06 -  49.60        79,681      7.2 Years       $  48.82            1,500    $  47.18
---------------    ----------      ---------       --------        ---------    --------
$  .16 - $49.60    15,351,724      6.4 Years       $  17.39        4,886,865    $  13.59
===============    ==========      =========       ========        =========    ========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology proscribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated as follows for the years ended December 31, 1998, 1997, and 1996 (in thousands except per share data):

                                                     1998         1997         1996
                                                  ----------   ----------   ----------
As reported net income                              $51,940      $33,782      $23,992
Pro forma net income for SFAS 123                   $24,133      $27,092      $18,692

Net income per share:
  As reported basic net income per share            $   .90      $   .62      $   .46
  Pro forma basic net income per
    share for SFAS 123                              $   .42      $   .50      $   .36

  As reported diluted net income per share          $   .83      $   .55      $   .40
  Pro forma diluted net income per
    share for SFAS 123                              $   .38      $   .45      $   .31

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

                                                1998       1997       1996
                                             ---------   --------   --------
     Expected volatility                         52%         45%        45%
     Average expected option life             4 Years     5 Years    5 Years
     Average expected life for employee
         stock purchase plan shares           .5 Year     .5 Year    .5 Year
     Risk-free interest rate                    4.5%        6.2%       6.2%
     Dividend yield                               0%          0%         0%

The weighted average fair value of options granted under the stock option plans was $8.80 in 1998, $12.59 in 1997, and $12.25 in 1996. The weighted average fair value of shares issued under the employee stock purchase plan was was $13.40 in 1998, $4.81 in 1997, and $2.64 in 1996. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is approximately four years, while the fair value assigned to grants under the Employee Stock Purchase Plan was recognized in full at the various dates of grant.

EMPLOYEE STOCK PURCHASE PLAN
On December 14, 1994, the Board of Directors adopted the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which was subsequently approved by stockholders at the annual meeting of stockholders in May 1995. The Company has authorized 1,500,000 shares of the Company's common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock, subject to limitations provided by
Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. Each participating employee may purchase up to 1,500 shares per payment period and purchases by any one employee may not exceed $25,000 in fair market value of the stock purchased in any one year. The purchases are made twice per year at a price equal to the lesser of (i) 85% of the average market price of the Company' common stock on the first business day of the payment period and (ii) 85% of the average market price of the Company's common stock on the last day of the payment period. Annual payment periods consist of two six-month periods, January 15 through July 14 and July 15 through January 14. For the years ended December 31, 1998, 1997, and 1996, 231,365, 211,734, and
124,123 shares of common stock, respectively, were issued under the Stock Purchase Plan.

PREFERRED STOCK
The Company's certificate of incorporation was amended and restated, in December 1992, to increase the number of authorized shares of capital stock to include two million shares of preferred stock, par value $.01 per share, in one or more series. The Board of Directors is authorized, subject to certain limitations prescribed by law, to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series. The Company has not issued and, except pursuant to the preferred stock purchase rights described in the Rights Plan section of this note, has no present plans to issue any shares of preferred stock.

WARRANTS
In December 1992, the Company issued warrants to Safeguard Scientifics, Inc. for the purchase of 900,000 shares of common stock at a price of $2.00 per share. The warrants were exercisable for a five-year period from the date of issuance. In December 1997, all warrants were exercised for common stock.

DIVIDENDS
The Facility prohibits the Company from paying any dividends or making any distributions either in cash or in kind on any class of its capital stock without prior consent of Chase as administrator of the Facility (see Note F). The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

Dividend distributions made by Peter Chadwick were made in accordance with the Peter Chadwick shareholder agreements in effect prior to the acquisition, and amounted to $1.2 million, $3.0 million, and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1997, the $1.2 million of dividend distribution paid in the first quarter of 1998 was included in other current liabilities reflecting Peter Chadwick's dividend obligations up to the date of acquisition in accordance with the Peter Chadwick shareholder agreements in effect prior to the acquisition.

Dividend distributions made by Excell prior to the acquisition were principally for reimbursement of income tax liabilities of its former stockholders due to Excell's S-Corporation tax status prior to the acquisition.

RIGHTS PLAN
On June 23, 1997, the Board of Directors of the Company approved and adopted a Rights Plan pursuant to a Rights Agreement which was amended on September 30, 1998, and in connection therewith, declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock, which dividend was paid on July 3, 1997 to holders of record of the Company at the close of business on July 3, 1997. One preferred stock purchase right is also attached to each share of the Company's common stock issued after July 3, 1997. The rights are not presently transferable separate from the share of common stock with respect to which they were issued. The rights are subject to adjustment and become exercisable upon the occurrence of certain events described in the Rights Agreement. In general, the Company is entitled to redeem the rights at $.01 per right. The rights will expire on June 23, 2007, unless earlier redeemed or exchanged. As part of the Rights Plan, the Company designated 100,000 shares of its preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the rights.

EXCELL PHANTOM STOCK PLAN
Excell maintained a 1996 Class I Phantom Stock Plan ("Phantom Plan") under which Excell granted nonqualified phantom stock units to qualifying employees. The Phantom Plan entitled a holder to surrender the units for cash equal to the defined per-unit amount derived from net income of Excell over the holding period of the units. The Phantom Plan also provided for a five-year vesting period along with other restrictions regarding redemption. The Phantom Plan also contained provisions related to payments to holders of units based on a defined market value if Excell was sold or a major change in ownership (collectively a "change in control") occurred, as defined under the Phantom Plan agreement. The acquisition of Excell by the Company qualified as a change in control under the Phantom Plan. As a result, upon consummation of the acquisition, the Company recorded a charge to operations of $6.7 million for the year ended December 31, 1998, which is included in business combination costs, representing amounts owed to Phantom Plan participants as of the closing date of the Excell acquisition. In accordance with the Phantom Plan, as a result of the acquisition, the Phantom Plan was terminated.

H.  LEASE COMMITMENTS
    -----------------

On June 4, 1992, the Company entered into, among other building and equipment leases, a lease for a building in Cambridge, Massachusetts, that houses its Northeast operations and corporate departments. The building is owned by a trust, the sole beneficiary of which is the Chairman of the Board of Directors of the Company. The initial lease term expires in August 2007, and is renewable for two additional five-year terms. The lease provides for rent increases, which began in September 1995, based upon increases in the Consumer Price Index-Urban Wage Earners and Clerical Workers, U.S. City Average, All Items.

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building to be constructed and developed by Boston Properties. This approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, will house the Company's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which is expected to commence in June 1999. The Company's current facility in Cambridge, Massachusetts, which houses part of the Company's Northeast operations and corporate functions, is expected to be subleased through its remaining lease term. The Company's lease for its Allston, Massachusetts facility, which houses the remainder of the Company's Northeast operations, will be terminated effective June 30, 1999.

Minimum future lease commitments under noncancelable operating leases for buildings and equipment in effect at December 31, 1998, are presented as follows (in thousands):

     1999                                                       $  18,247
     2000                                                          18,272
     2001                                                          16,924
     2002                                                          15,076
     2003                                                          13,218
     Thereafter                                                    42,464
                                                                ---------
        Total minimum lease payments                            $ 124,201
                                                                =========

For the years ended December 31, 1998, 1997, and 1996, rental expense under all leases was approximately $15.6 million, $11.0 million, and $6.6 million, respectively, of which approximately $814,000, $765,000, and $785,000, respectively, were paid to the trust described above.

I.  OTHER COSTS
    -----------

Other costs consist of the following (in thousands):

                                                  1998        1997       1996
                                                --------    --------   --------
     Facility costs and related expenses        $ 58,881    $ 43,920   $ 31,846
     Non-billable project expenses                34,597      19,080     11,818
     Non-billable staff costs                     21,412      15,479      7,473
     Education and training                       12,080       6,103      4,407
                                                --------    --------   --------
                                                $126,970    $ 84,582   $ 55,544
                                                ========    ========   ========

J.  INCOME TAXES
    ------------

The components of income before income taxes and the related provision for income taxes for the years ended December 31, 1998, 1997, and 1996 are presented below (in thousands):

                                          1998        1997        1996
                                        --------    --------    --------
Income before income taxes:
     Domestic                           $ 57,071    $ 49,340    $ 33,220
     Foreign                              26,033       9,496       7,089
                                        --------    --------    --------
                                        $ 83,104    $ 58,836    $ 40,309
                                        ========    ========    ========

Provision for income taxes:
     Current:
        Federal                         $ 19,955    $ 17,769    $ 10,430
        Foreign                            9,682       3,881       3,420
        State                              2,623       3,741       3,033
                                        --------    --------    --------
                                          32,260      25,391      16,883
     Deferred:
        Federal                           (1,009)       (308)       (311)
        Foreign                                -          10        (207)
        State                                (87)        (39)        (48)
                                        --------    --------    --------
                                          (1,096)       (337)       (566)
                                        --------    --------    --------
     Total                              $ 31,164    $ 25,054    $ 16,317
                                        ========    ========    ========

The Company's deferred tax assets and (liabilities) are comprised of the following as of December 31, 1998 and 1997 (in thousands):

                                                    1998         1997
                                                  --------     --------
     Bad debt reserves                            $    838     $    442
     Vacation accrual                                  631          177
     Fixed asset depreciation                         (485)        (923)
     Cash to accrual adjustments                    (1,174)        (476)
     Unrealized gain on investment                  (1,033)           -
     Other accruals                                  1,593          807
                                                  --------     --------
                                                  $    370     $     27
                                                  ========     ========

Included in unrealized gain on investment is a deferred tax liability of $753,000 related to an increase in the basis of an investment recorded as part of comprehensive income reflected in the Consolidated Statements of Stockholders' Equity. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", this deferred tax liability amount is not included in the provision for income taxes.

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax rate:

                                             1998       1997       1996
                                           --------   --------   --------
   U.S. statutory tax rate                   35.0%      35.0%      35.0%
   State income taxes, net of
      federal income tax benefit              2.3        5.0        5.5
   Goodwill amortization                      0.3        0.4        0.7
   Non-taxable S-Corporation income          (0.5)      (0.6)        -
   Other, net                                (0.4)      (0.9)      (0.7)
                                            -----      -----      -----
   Effective tax rate before non-
      deductible pooling costs               36.7       38.9       40.5
   Non-deductible pooling costs               0.8        3.7         -
                                            -----      -----      -----
      Effective tax rate                     37.5%      42.6%      40.5%
                                            =====      =====      =====

During the period from April 1, 1996 through August 31, 1998 (the date of the Company's acquisition of Excell), Excell elected to be treated as an S-Corporation for income tax reporting purposes. Under this election, Excell's individual stockholders are deemed to have received a pro rata distribution of taxable income of Excell (whether or not an actual distribution was made), which is included in each stockholder's taxable income. Accordingly, Excell did not provide for income taxes during the period from April 1, 1996 through August 31, 1998. Excell's S-Corporation tax reporting status was terminated on the date of acquisition and therefore, the undistributed earnings of Excell, as of the date of acquisition, were reclassified to additional paid-in-capital as of August 31, 1998. Pro forma net income per share data is presented below to reflect the pro forma increase to historical income taxes related to Excell as if Excell was a C-Corporation for tax reporting purposes during those periods.

                                                                   1998         1997        1996
                                                                 --------     --------    --------
    Pro forma data (unaudited):
       Historical income before income taxes                     $ 83,104     $ 58,836    $ 40,309
       Provision for income taxes:
          Historical income taxes                                  31,164       25,054      16,317
          Pro forma increase to historical income taxes               195          437          64
                                                                 --------     --------    --------
       Pro forma net income                                      $ 51,745     $ 33,345    $ 23,928
                                                                 ========     ========    ========

       Pro forma basic net income per share                      $    .90     $    .62    $    .46
                                                                 ========     ========    ========
       Pro forma diluted net income per share                    $    .83     $    .55    $    .40
                                                                 ========     ========    ========

K.  NET INCOME PER SHARE
    --------------------

The following table presents the calculation of per share earnings for the years ended December 31, 1998, 1997, and 1996 (see Note A) (in thousands except per share data):

                                                              1998        1997         1996
                                                            --------    --------    ---------
Net income                                                  $ 51,940    $ 33,782    $  23,992
                                                            ========    ========    =========

Basic:
  Weighted average common shares outstanding                  58,079      54,632       52,054
                                                            ========    ========    =========
  Net income per common share                               $    .90    $    .62    $     .46
                                                            ========    ========    =========

Diluted:
  Weighted average common shares outstanding                  58,079      54,632       52,054
  Dilutive effects of stock options and warrants               5,222       6,143        7,519
                                                            --------    --------    ---------
  Weighted average common and common
    equivalent shares outstanding                             63,301      60,775       59,573
                                                            ========    ========    =========
  Net income per common and common
    equivalent share                                        $    .83    $    .55    $     .40
                                                            ========    ========    =========

L.  EMPLOYEE BENEFIT PLANS
    ----------------------

In 1992, the Company established a savings and profit-sharing plan (the "401(k) Plan") covering substantially all of the Company's employees. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company may elect to make contributions under the 401(k) Plan. Starting in 1994, the Company elected to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the 401(k) Plan. Company matching contributions made under the 401(k) Plan amounted to $2.3 million, $1.3 million, and $845,000 in 1998, 1997, and 1996, respectively.

Cambridge-Switzerland sponsors a defined contribution retirement plan (the "Switzerland Plan") for its employees. Under the Switzerland Plan, employees can contribute between 5% to 11% of salary depending on age and other factors. All employee contributions are matched by Cambridge-Switzerland. Employer matching contributions amounted to $225,000, $188,000, and $202,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

In 1992, ERS established a savings and profit-sharing plan (the "ERS Profit-sharing Plan") covering substantially all of ERS' employees. The ERS Profit-sharing Plan was qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. ERS could elect to make contributions under the ERS Profit-sharing Plan. ERS elected to make matching contributions based on a percentage of employees' contributions. The Company completed the rollover of assets held under the ERS Profit-sharing Plan to the 401(k) Plan in January 1998. ERS' matching contributions amounted to $538,000 and $455,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1995, Peter Chadwick Limited Employee Trust (the "Trust") was formed for the purpose of providing benefits to Peter Chadwick employees and facilitating the acquisition of Peter Chadwick shares by, or for the benefit of, employees. The Trust is controlled by an independent trustee and, accordingly, the Trust is not reflected in the consolidated financial statements. As a result of the acquisition of Peter Chadwick, the trustees terminated the Trust.

Excell maintains a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code of 1986, as amended. Under this plan, employees may elect to defer a portion of their compensation subject to Internal Revenue Code defined limitations. Employees are eligible to participate in the plan after they have worked for Excell for 90 days. Excell did not provide any matching based on employee contributions.

In December 1997, the MRC and the Board of Directors approved a Deferred Compensation Plan for executive officers and all vice presidents of the Company. Under the Deferred Compensation Plan, eligible employees may defer either 5% or 10% of eligible cash bonus compensation, beginning with bonus compensation for 1998, which amount the Company will match on a 100% basis. Deferrals and matching amounts are credited to an unfunded account maintained on the books of the Company and treated as notionally invested in common stock of the Company, based on the average of the closing prices of such stock over the ten business days immediately preceding the crediting date. The matching portion vests in 25% installments on each of the next four anniversaries of the date the match was credited to the account, provided that the participant has been continuously employed since the crediting date. With certain exceptions, the vested portion of a participant's account will be paid in a single payment upon termination of employment. As the Company did not, generally, pay any cash bonuses to employees eligible to participate in the Deferred Compensation Plan in 1998, there was no participation in the plan, or Company contributions, for 1998.

M.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

On November 18, 1998, certain of the former shareholders of Excell filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleges breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and seeks unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuit. In February 1999, the Company filed a counterclaim alleging breach of contract.

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

N.  CAMBRIDGE TECHNOLOGY CAPITAL FUND I L.P.
    ----------------------------------------

Cambridge Technology Capital Fund I L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner. The Company's investment in the Fund is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. For the years ended December 31, 1998 and 1997, the Company's investment in the Fund amounted to approximately $1.6 million and $300,000, respectively. The Company's investment in the Fund resulted in a net gain of approximately $798,000 for the year ended December 31, 1998.

O.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

Supplemental disclosures of cash flow information are presented as follows (in thousands):

                                               1998      1997      1996
                                             --------  --------  --------
      Cash paid during the year for:
         Interest                            $    199  $    232  $    107
         Income taxes                          11,171     5,503     4,505

P.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
    --------------------------------------------

In the fourth quarter of 1998, the Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company is managed in two operating segments: North America and International. North America provides systems integration and consulting services in the United States and Canada while International provides systems integration and consulting services outside of North America. In 1999, the Company will operate under a service line structure.

The Company evaluates each segment's performance based on net revenues and income from operations. Corporate net revenue, depreciation/amortization expense, and income from operations has been allocated to each segment based on the proportionate operating income of each segment. Total corporate assets and fixed asset additions have been included in North America.

Information about the Company's operating segments is presented as follows (in thousands):

                                               1998        1997        1996
                                             --------    --------    --------
       Net revenues:
          North America                      $421,741    $309,531    $199,017
          International                       190,300     128,798      95,510
                                             --------    --------    --------
       Consolidated                          $612,041    $438,329    $294,527
                                             ========    ========    ========

       Depreciation and amortization:
          North America                      $  9,386    $  6,547    $  4,756
          International                         3,460       2,215       2,039
                                             --------    --------    --------
       Consolidated                          $ 12,846    $  8,762    $  6,795
                                             ========    ========    ========

       Income from operations:
          North America                      $ 63,217    $ 49,661    $ 33,062
          International                        17,790       7,285       6,511
                                             --------    --------    --------
       Consolidated                          $ 81,007    $ 56,946    $ 39,573
                                             ========    ========    ========

       Fixed asset additions:
          North America                      $ 18,082    $ 17,745    $  9,703
          International                         5,966       5,344       3,579
                                             --------    --------    --------
       Consolidated                          $ 24,048    $ 23,089    $ 13,282
                                             ========    ========    ========

       Total assets :
          North America                      $257,617    $185,845    $108,872
          International                        93,589      56,576      41,716
                                             --------    --------    --------
       Consolidated                          $351,206    $242,421    $150,588
                                             ========    ========    ========

Geographic information of the Company is as follows (in thousands):

                                               1998        1997        1996
                                             --------    --------    --------
       Net revenues:
          North America                      $421,608    $307,512    $198,959
          Europe                              172,650     121,630      93,578
          Latin America                        11,795       8,852       1,990
          Pacific Rim                           5,988         335           -
                                             --------    --------    --------
       Consolidated                          $612,041    $438,329    $294,527
                                             ========    ========    ========

       Income (loss) from operations:
          North America                      $ 54,184    $ 46,150    $ 29,875
          Europe                               28,402      13,470      10,526
          Latin America                        (1,778)       (827)       (828)
          Pacific Rim                             199      (1,847)          -
                                             --------    --------    --------
       Consolidated                          $ 81,007    $ 56,946    $ 39,573
                                             ========    ========    ========

       Total long-lived assets:
          North America                      $ 53,683    $ 34,176    $ 20,937
          Europe                               11,158       9,336       5,869
          Latin America                         1,249         322         338
          Pacific Rim                             606          32           -
                                             --------    --------    --------
       Consolidated                          $ 66,696    $ 43,866    $ 27,144
                                             ========    ========    ========

Net revenues to external customers are based on the location of the customer. North American operations consist of services provided in the United States and Canada. European operations consist of services provided primarily in the United Kingdom, the Netherlands, Switzerland, Sweden, Norway, Ireland, Germany, France, and Austria, which have similar business environments. Latin American operations consist of services provided primarily in Mexico, Puerto Rico, Brazil, and Venezuela. Pacific Rim operations consist of services provided primarily in Japan, Australia, and India. There are no intraenterprise sales for the periods presented. Corporate net revenue, income from operations and long-lived assets have been included in North America. No customer of the Company accounted for 5% or more of the Company's net revenues for any of the periods presented.

Q.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    -------------------------------------------

The following table presents unaudited quarterly financial information for the years ended 1998 and 1997 (in thousands, except per share data):

                                                                      Quarters Ended
                                   -----------------------------------------------------------------------------------
                                        March 31,            June 30,           September 30,          December 31,
                                   -----------------   -------------------   -------------------   -------------------
                                     1998      1997      1998       1997       1998       1997        1998     1997
                                   --------  -------   --------   --------   --------   --------   --------   --------
Net revenues                       $142,223  $88,498   $156,578   $104,032   $153,074   $117,029   $160,166   $128,770

Income from operations               20,117   13,008     22,078     15,103     13,831     16,570     24,981     12,265

Income before income taxes           20,529   13,263     22,577     15,736     14,821     17,085     25,177     12,752

Net income                           12,480    7,893     13,534      9,605      9,675     10,452     16,251      5,832

Basic net income per share              .22      .15        .23        .18        .17        .19        .28        .10

Diluted net income per share            .20      .13        .21        .16        .16        .17        .26        .09

R.  SUBSEQUENT EVENT
    ----------------

On March 22, 1999 and March 29, 1999, certain stockholders of the Company filed class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

Our report on the consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP



Boston, Massachusetts
February 2, 1999

                                                                     SCHEDULE II

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1996, 1997, and 1998
                                (in thousands)

                                                                        (2)
                                                                     Charged to
                                   Balance at          (1)              other                      Balance at
       Allowances for              Beginning       Charged to         accounts -                     End of
      Doubtful Accounts            of Period    cost and expenses     describe      Deductions       Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996         $1,184           $  572            $ -            $  -          $1,756
Year ended December 31, 1997          1,756            1,001              -               -           2,757
Year ended December 31, 1998          2,757            1,793              -               -           4,550

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

    2.1(5)       Agreement and Plan of Merger, dated as of August 31, 1998, by and among the Company, a wholly-owned subsidiary of the Company, Excell Data Corporation ("Excell"), and the shareholders of Excell (without Exhibits).
    2.2(5)       Registration Rights Agreement, dated as of August 31, 1998, by and among the Company and the other parties named therein (with Schedule A thereto).
    2.3(5)       Escrow Agreement, dated as of August 31, 1998, by and among the
                   Company and the other parties named therein (without
                   Exhibits).
    3.1(4)       Amended and Restated Certificate of Incorporation of the
                   Company, as amended.
    3.2(1)       Amended and Restated By-laws of the Company.
    4.1(6)       Rights Agreement, dated June 23, 1997, by and between the
                   Company and ChaseMellon Shareholders Services, LLC (the "Rights Agreement").
    4.2(6)       Amendment No. 1 to the Rights Agreement, dated September 30,
                   1998, by and between the Company and ChaseMellon Shareholder Services, LLC.
   10.1*         Amended and Restated 1991 Stock Option Plan, as amended.
   10.2*         Form of Non-Qualified Stock Option Agreement of the Company for
                   Executive Officers under the Amended and Restated 1991 Stock Option Plan.
   10.3*         Form of Non-Qualified Stock Option Agreement of the Company for
                   Non-Executive Officers under the Amended and Restated 1991 Stock Option Plan.
   10.4*         Form of Incentive Stock Option Agreement of the Company for
                   Executive Officers under the Amended and Restated 1991 Stock Option Plan.
   10.5*         Form of Incentive Stock Option Agreement of the Company for
                   Non-Executive Officers under the Amended and Restated 1991 Stock Option Plan.
   10.6*         1998 Stock Option Plan.
   10.7*         Form of Non-Qualified Option Agreement of the Company under the
                   1998 Stock Option Plan.
   10.8*         1995 Non-Employee Director Stock Option Plan.
   10.9(1)*      Agreement, dated December 1992, between the Company and James
                   K. Sims.
   10.10(2)*     Amendment to Agreement between the Company and James K. Sims, dated December 15,1994.
   10.11(1)*     Agreement, dated December 1992, between the Company and Arthur
                   M. Toscanini.
   10.12(7)      Credit Agreement, dated as of September 10, 1998, by and among the Company, certain of its subsidiaries, The Chase Manhattan Bank and Fleet National Bank.
   10.13(7)      Guaranty, dated September 10, 1998, by certain subsidiaries of the Company in favor of The Chase Manhattan Bank and Fleet National Bank.
   10.14(3)*     Deferred Compensation Plan for Key Employees.
   10.15(3)*     Form of Split-Dollar Life Insurance Agreement for Executive
                   Officers and Vice Presidents.

   10.16(3)*     Service Agreement with Quentin Baer, as amended.
   10.17(3)*     Service Agreement with Ian Clarkson, as amended.
   10.18*        Employment Agreement, dated November 18, 1996, between the
                   Company and Timothy A. Ramos.
   10.19         Promissory Note, dated November 13, 1998, from H. Carvel Moore to the Company.
   10.20         Promissory Note, dated November 2, 1998, from Theo Schnitfink to the Company.
   10.21         Promissory Note, dated December 21, 1998, from Theo Schnitfink to the Company.
   10.22(5)      Agreement and Plan of Merger, dated as of August 31, 1998, by and among the Company, a wholly-owned subsidiary of the Company, Excell Data Corporation ("Excell"), and the shareholders of Excell (without Exhibits)
   10.23(5)      Registration Rights Agreement, dated as of August 31, 1998, by and among the Company and the other parties named therein (with Schedule A thereto).
   10.24(5)      Escrow Agreement, dated as of August 31, 1998, by and among the
                   Company and the other parties named therein (without
                   Exhibits).
   10.25*        The Peter Chadwick Limited Pension Scheme - Interim Trust Deed,
                   dated October 17, 1989.
   11            Statement Regarding Computation of Per Share Earnings.
   21            Subsidiaries of the Company.
   23            Consent of PricewaterhouseCoopers LLP.
   24            Power of Attorney (included on Signature Page to this report).
   27            Financial Data Schedule.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1998.
(5) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated August 31, 1998, and filed on September 11, 1998.
(6) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(7) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998.

* Indicates a management contract or any compensatory plan, contract or arrangement.