Form 10-Q
period 1999-03-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1999-05-17
CIK 895462

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

       (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of April 30, 1999, there were 59,599,260 shares of common stock outstanding.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

  Consolidated Balance Sheets as of March 31, 1999 and
    December 31, 1998                                                  3

  Consolidated Statements of Operations for the Three
    Months Ended March 31, 1999 and 1998                               4

  Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 1999 and 1998                               5

  Notes to Consolidated Financial Statements                           6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11

Item 3:  Quantitative and Qualitative Disclosure About Market Risk    18


PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings                                            19

Item 6:  Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                            21

EXHIBIT INDEX                                                         22

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
  -------  --------------------

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                        March 31,   December 31,
                                                                          1999          1998
                                                                       -----------  -------------
                                                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $ 73,696       $ 80,051
 Investments held to maturity                                              27,360         24,918
 Accounts receivable, less allowance of $4,678 and $4,550
   at March 31, 1999 and December 31, 1998, respectively                  128,602        133,583
 Unbilled revenue on contracts                                             20,866         10,964
 Deferred income taxes                                                      2,179          2,179
 Prepaid expenses and other current assets                                 36,686         33,284
                                                                         --------       --------
   Total current assets                                                   289,389        284,979

Property and equipment, net                                                48,159         48,255
Other assets                                                               19,283         17,972
                                                                         --------       --------
   Total assets                                                          $356,831       $351,206
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $ 14,344       $ 15,804
 Accrued expenses                                                          43,704         49,603
 Deferred revenue                                                          11,916         10,861
 Income taxes payable                                                      24,378         30,635
 Obligations under capital leases, current                                    151            147
                                                                         --------       --------
   Total current liabilities                                               94,493        107,050

Other long term liabilities                                                   143            197
Deferred income taxes                                                       1,975          1,809

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 250,000,000
   shares;  issued and outstanding 59,567,068 and 58,856,401 shares
   at March 31, 1999 and December 31, 1998, respectively                      596            589
 Additional paid-in capital                                               129,196        115,662
 Accumulated other comprehensive loss                                      (4,582)        (1,652)
 Retained earnings                                                        135,010        127,551
                                                                         --------       --------
        Total stockholders' equity                                        260,220        242,150
                                                                         --------       --------
   Total liabilities and stockholders' equity                            $356,831       $351,206
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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1999         1998
                                                     ----         ----
Net revenues                                         $151,373     $142,223
Costs and expenses:
 Project personnel                                     71,568       65,535
 General and administration                            16,442       15,888
 Sales and marketing                                   14,265       13,308
 Other costs                                           37,960       27,375
                                                     --------     --------
   Total operating expenses                           140,235      122,106
                                                     --------     --------

Income from operations                                 11,138       20,117

Other income, net                                         893          412
                                                     --------     --------

Income before income taxes                             12,031       20,529
Provision for income taxes                              4,572        8,049
                                                     --------     --------

Net income                                           $  7,459     $ 12,480
                                                     ========     ========

Basic net income per share                               $.13         $.22
                                                     ========     ========

Diluted net income per share                             $.12         $.20
                                                     ========     ========

Weighted average number of common shares
  outstanding                                          59,301       57,217
                                                     ========     ========

Weighted average number of common and common
     equivalent shares outstanding                     64,059       62,659
                                                     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Three Months Ended March 31,
                                                            -----------------------------
                                                              1999                 1998
                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  7,459           $ 12,480
Amounts that reconcile net income to net cash used
 in operating activities:
 Depreciation and amortization                                   3,943              3,068
 Tax benefit from exercise of stock options                      1,467              2,256
 Gain on equity investment in Cambridge
   Technology Capital Fund                                        (282)                 -
 Changes in assets and liabilities:
   Decrease/(increase) in accounts receivable                    3,317            (14,708)
   Increase in unbilled revenue on contracts                   (10,263)            (2,756)
   Increase in prepaid expenses and other current assets        (3,845)            (3,276)
   (Decrease)/increase in accounts payable                      (1,339)                29
   Decrease in accrued expenses                                 (5,097)            (7,256)
   Increase in deferred revenue                                  1,080              2,376
   (Decrease)/increase in income taxes payable                  (7,344)             6,065
   Other, net                                                     (216)               (28)
                                                              --------           --------
     Net cash used in operating activities                     (11,120)            (1,750)
                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                             (4,210)            (6,490)
Investment in Cambridge Technology Capital Fund                   (840)                 -
Purchase of investments held to maturity                        (4,579)            (6,157)
Maturity of investments                                          2,137              1,950
                                                              --------           --------
     Net cash used in investing activities                      (7,492)           (10,697)
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan                                                    -               (823)
Obligations under capital leases                                   (54)              (130)
Dividend distribution                                                -             (1,129)
Proceeds from employee stock purchase plan                       4,768              3,389
Proceeds from exercise of stock options                          7,307              8,315
                                                              --------           --------
     Net cash provided by financing activities                  12,021              9,622
                                                              --------           --------

Effect of foreign exchange rate changes on cash                    236               (103)

Net decrease in cash and cash equivalents                       (6,355)            (2,928)
Cash and cash equivalents at beginning of period                80,051             39,649
                                                              --------           --------
Cash and cash equivalents at end of period                    $ 73,696           $ 36,721
                                                              ========           ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  Basis of Reporting
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In August 1998, the Company acquired all of the outstanding capital stock of Excell Data Corporation ("Excell"). The Excell acquisition was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Excell. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the full year.

B.  Net Income Per Share
    --------------------

Statement of Financial Accounting Standard No. 128, "Earnings per Share" requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).

The following table presents the calculation of earnings per share for the three months ended March 31, 1999 and March 31, 1998 (in thousands except per share data):

                                                                          Three Months Ended March 31,
                                                                   ---------------------------------------------
                                                                         1999                           1998
                                                                   --------------                 --------------

Net income                                                                $ 7,459                        $12,480
                                                                   ==============                 ==============
Basic:
    Weighted average number of common shares outstanding                   59,301                         57,217
                                                                   ==============                 ==============

        Net income per share                                              $   .13                        $   .22
                                                                   ==============                 ==============
Diluted:
   Weighted average number of common shares outstanding                    59,301                         57,217
   Dilutive effects of stock options                                        4,758                          5,442
                                                                   --------------                 --------------
   Weighted average number of common and common equivalent
      shares outstanding                                                   64,059                         62,659
                                                                   ==============                 ==============

        Net income per share                                              $   .12                        $   .20
                                                                   ==============                 ==============


C.  Foreign Exchange Contracts
    --------------------------

The Company maintains foreign exchange contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of March 31, 1999, the Company held foreign exchange forward contracts of approximately $4.3 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

D.  Comprehensive Income
    --------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components:

                                                            Three Months Ended March 31,
                                                            -----------------------------
                                                              1999                 1998
                                                            -----------------------------
                                                                    (in thousands)
 Comprehensive income:
   Net income                                                   $ 7,459         $12,480
   Other comprehensive income:
     Unrealized gain on investment, net of taxes of $165            267               -
     Foreign currency translation adjustments                    (3,197)         (1,673)
                                                                -------         -------
     Other comprehensive income                                  (2,930)         (1,673)
                                                                -------         -------
        Comprehensive income                                    $ 4,529         $10,807
                                                                =======         =======

E.  New Accounting Pronouncements
    -----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact of the adoption of SFAS 133 on the Company's results of operations and financial position.

F.  Legal Proceedings
    -----------------

On November 18, 1998, certain of the former stockholders of Excell filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleges breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and seeks unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuit. In February 1999, the Company filed a counterclaim against such former stockholders of Excell which alleges breach of contract.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits.

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

G.  Operating Segment and Geographic Information
    --------------------------------------------

The Company is managed in two operating segments: North America and International. North America provides systems integration and consulting services in the United States and Canada while International provides systems integration and consulting services outside of North America.

The company evaluates each segment's performance based on net revenues and income from operations. Corporate costs have been allocated to each segment based on the proportionate operating income of each segment. Total corporate assets have been included in North America.

Information about the Company's operating segments is presented as follows (in thousands):

                                                                Three Months Ended
                                                     -----------------------------------------
                                                        March 31,                 March 31,
                                                           1999                     1998
                                                     --------------             --------------
Net revenues:
   North America                                           $ 97,418                   $101,558
   International                                             53,955                     40,665
                                                     --------------             --------------
     Consolidated                                          $151,373                   $142,223
                                                     ==============             ==============
Income from operations:
   North America                                           $  5,857                   $ 16,376
   International                                              5,281                      3,741
                                                     --------------             --------------
     Consolidated                                          $ 11,138                   $ 20,117
                                                     ==============             ==============
Total Assets
   North America                                           $272,246                   $206,161
   International                                             84,585                     61,154
                                                     --------------             --------------
     Consolidated                                          $356,831                   $267,315
                                                     ==============             ==============



Information about the Company's operations by geographic region is as follows (in thousands):

                                                                  Three Months Ended
                                                     -----------------------------------------
                                                         March 31,                 March 31,
                                                           1999                      1998
                                                     --------------             --------------
Net revenues:
   North America                                           $ 97,287                    $101,514
   Europe                                                    47,315                      37,467
   Latin America                                              4,316                       2,375
   Pacific Rim                                                2,455                         867
                                                     --------------             ---------------
     Consolidated                                          $151,373                    $142,223
                                                     ==============             ===============

Income (loss) from operations:
   North America                                           $  3,730                    $ 14,758
   Europe                                                     6,868                       6,046
   Latin America                                                641                        (330)
   Pacific Rim                                                 (101)                       (357)
                                                     --------------             ---------------
     Consolidated                                          $ 11,138                    $ 20,117
                                                     ==============              ==============
Total long-lived assets:
   North America                                           $ 53,601                    $ 36,619
   Europe                                                    12,131                       9,560
   Latin America                                                844                         375
   Pacific Rim                                                  867                         155
                                                     --------------             ---------------
     Consolidated                                          $ 67,443                    $ 46,709
                                                     ==============              ==============

Net revenues to external customers are accounted for based on the location of the customer. North American operations consist of services provided in the United States and Canada. European operations consist of services provided primarily in the United Kingdom, the Netherlands, Switzerland, Sweden, Norway, Ireland, Germany, France, and Austria, which have similar business environments. Latin American operations consist of services provided primarily in Mexico, Puerto Rico, Brazil, and Venezuela. Pacific Rim operations consist of services provided primarily in Japan, Australia, and India. There are no intraenterprise sales for the periods presented. Corporate costs and long-lived assets have been included in North America. No customer of the Company accounted for 5% or more of the Company's net revenues for any of the periods presented.

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

Overview

Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), is an international management consulting and systems integration firm. Founded in 1991, the Company combines management consulting, internet solutions, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for "Global 2000" organizations worldwide. The Company provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames -- typically within three to twelve months. Net revenues for the first quarter of 1999 increased 6% to $151.4 million compared to $142.2 million for the same period in 1998. Net income for the quarter ended March 31, 1999, decreased 40% to $7.5 million, or $.12 per share (diluted), compared to $12.5 million, or $.20 per share (diluted), for the quarter ended March 31, 1998.

Effective for 1999, the Company has realigned its North American operations. North American operations, which in 1998 were organized on a regional geographic basis, are now organized around the Company's six principal service offerings:
Management Consulting, Interactive Solutions, Customer Management Solutions, Enterprise Resource Solutions, Custom Software Solutions, and Network Services. This realignment helps integrate the Company's front-office, back-office, and Internet application deployment capabilities. Under the former structure, consultants provided services to clients based on geographic location, and as a result, the Company was unable to take full advantage of specialist skills not located in a client's geographic region. No longer constrained by geographic regions, the new service line structure is designed to permit the Company to provide clients with its best consultants in specific service areas who can deploy proven methodologies, training, and business processes. This approach is also intended to allow the Company to realize economies of scale in forecasting and staffing and permit better leveraging of industry expertise.

North American net revenues decreased 4% while international net revenues grew 33% in the first quarter of 1999 compared to the first quarter of 1998. North American net revenues for the quarter ended March 31, 1999, represented 64% of total net revenues while international net revenues represented 36% of total net revenues for the same period. North American net revenues for the quarter ended March 31, 1998 represented 71% of total net revenues while international net revenues represented 29% of total net revenues for the same period in 1998. The international net revenue growth resulted from continued demand for the Company's services, primarily in Europe, including Customer Management Solutions, Interactive Solutions, Management Consulting, and Custom Software Solutions. Net revenues from the Company's European operations accounted for 31% of total net revenues in the quarter ended March 31, 1999, compared to 26% for the same period in 1998. The increase in international net revenues as a percentage of total net revenues also resulted, in part, from the decrease in North American net revenues.

While the Company's total net revenues continued to grow in the first quarter of 1999, total net revenues in North America decreased compared to the same period in 1998. This decrease principally resulted because the benefits of the realignment of the Company's North American operations did not materialize as quickly as anticipated. The Company's transition to a service line model, commenced during the fourth quarter of 1998, resulted in expanded responsibilities for members of service line management, the need for additional sales force training and a shift in internal reporting and processes, each of which contributed to lower net revenues. The decrease was also due, in part, to changing market dynamics which resulted in decreased demand for Enterprise Resource Planning (ERP) services and increased demand for interactive and WEB-based services. The Company also experienced a decrease in net revenues for Custom Software Solutions for the first quarter of 1999 compared to the same period in 1998, as the Company continued to encounter increased competition from providers of application specific solutions.

Due primarily to changing market dynamics resulting in decreased demand for ERP services and increased demand for interactive and WEB-based services, the Company announced in April 1999 that it will record a charge in the second quarter of 1999 of approximately $9.0 million for a human resource repositioning and retention program. This program will enable the Company to retain, retrain, relocate and strategically redeploy employees into its e-business service segments such as XRP (value-added services to ERP such as supply chain management); Enterprise Application Integration; WEB-enablement; Customer Management solutions; and E-Commerce solutions. Total Company headcount remained at approximately 4,400 at March 31, 1999 and December 31, 1998 as the Company assessed the skill sets necessary to address the changing market dynamics and focused on training, hiring, and assimilating appropriate personnel to service its clients.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1998

Net revenues increased 6% to $151.4 million in 1999 compared to $142.2 million in 1998 due principally to a 37% increase in the net revenues of the Interactive Solutions and Network Services lines of business and net revenue increases for the Enterprise Resource Solutions, Customer Management Solutions, and Management Consulting service lines of 30%, 18% and 5%, respectively. These increases were partially offset by a 19% decrease in the net revenues of the Custom Software
Solutions service line.   North American net revenues decreased 4% to $97.3
million for the first quarter of 1999 from $101.5 million for the first quarter of 1998. International net revenues grew 33% to $54.1 million for the first quarter of 1999 from $40.7 million for the same period in 1998.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $71.6 million or 47% of net revenues in 1999 compared to $65.5 million or 46% of net revenues in 1998. The dollar and percentage increase resulted primarily from an increase in payroll and payroll-related expenses related to the hiring of additional project personnel over 1998 staff levels to support the increased volume of services delivered to clients and an increase in subcontractor costs to supplement critical skills. The Company continues to maintain its staffing process to monitor its subcontractor costs. Worldwide project personnel headcount increased 14% to 3,548 employees at March 31, 1999 from 3,124 employees at March 31, 1998. While the Company expects to meet its retention and hiring goals for the remainder of fiscal 1999, competition for personnel with information technology skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs.

General and administration expenses were $16.4 million in 1999 compared to $15.9 million in 1998, representing 11% of net revenues for both periods. The dollar increase primarily reflects increased payroll and payroll-related expenses associated with increased staff headcount of 28% to 513 employees at March 31, 1999 from 401 employees at March 31, 1998, partially offset by a decrease in travel expenses.

Sales and marketing expenses were $14.3 million in 1999 compared to $13.3 million in 1998, reflecting 9% of net revenues for both periods. The dollar increase is primarily attributable to an increase in payroll and payroll-related expenses associated with a 22% increase in sales and marketing personnel from 243 at March 31, 1998 to 296 at March 31, 1999. The increased headcount enables the Company to maximize potential client lead generation through its field marketing staff with subsequent services coordinated by its sales personnel. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, and non-billable project personnel costs. Other costs were $38.0 million or 25% of net revenues in 1999 compared to $27.4 million or 19% of net revenues in 1998. The dollar and percentage increase from 1998 resulted principally from a decrease in project personnel utilization which resulted in increased non-billable project personnel costs and also from increased facility, travel, and employee training costs. The decrease in project personnel utilization was primarily caused by the realignment of the Company's North American operations to a service line model and the changing market dynamics in the first quarter of 1999. The Company has adjusted its hiring plans based upon a review of the skill sets required to reflect the change in market dynamics described above, and will institute a human resource repositioning and retention program in order to retain, retrain, relocate and strategically redeploy employees.

Other income of $893,000 in 1999 included interest income of $720,000 and a $282,000 gain from equity investments, partially offset by foreign currency exchange rate loss and other interest expense totaling $109,000. Other income in 1998 of $412,000 consisted of interest income of $602,000, partially offset by foreign currency exchange rate loss and other interest expense totaling $190,000.

The Company maintains monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of March 31, 1999, the Company held foreign exchange contracts of approximately $4.3 million. As the Company grows its international business, it becomes increasingly subject to the risks associated with international operations, including changes in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate for the first quarter of 1999 was 38.0% compared to 39.2% for the same period a year ago. The decrease in the Company's effective tax rate in the first quarter of 1999 is primarily due to favorable effects of continuing state tax rate minimization initiatives and global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates and its geographic mix of revenue and income.

Net income decreased 40% to $7.5 million or $.12 per share (diluted) in the first quarter of 1999 from $12.5 million or $.20 per share (diluted) for the same period in 1998.

Liquidity and Capital Resources

The Company continued to operate primarily debt-free and to enhance its working capital position. Working capital increased to $194.9 million at March 31, 1999, from $177.9 million at December 31, 1998. This increase was primarily due to increases in investments held to maturity, unbilled revenue on contracts, and prepaid expenses and other current assets, and decreases in accounts payable, accrued expenses, and income taxes payable, partially offset by decreases in cash and cash equivalents and accounts receivable. The increase in unbilled revenue on contracts was caused by timing differences in contractual billing terms and percentage of completion revenue recognition requirements. As of April 30, 1999, a substantial portion of the unbilled revenue on contracts at March 31, 1999 had been billed. The Company's days sales in accounts receivable was 78 days during the first quarter of 1999 compared to 71 and 78 days for the quarters ended March 31, and December 31, 1998, respectively. The Company continues to work toward a short term goal of 70 days sales in accounts receivable.

Net cash used in operating activities was $11.1 million in the first three months of 1999, compared to $1.8 million for the same period in 1998. A decrease in accounts receivable was more than offset by lower net income and decreases in accounts payable, accrued expenses and income taxes payable and increases in unbilled revenue on contracts and prepaid expenses and other current assets.

Capital expenditures of $4.2 million in 1999 were used principally for computer equipment to support the Company's expanding operations and employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for the full year of 1999 are expected to approximate $26 million, principally for leasehold improvements, personal computers, employee workstations, telecommunications and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made. In accordance with the Company's strategic acquisition plans, the Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At March 31, 1999, the Company was in compliance with these financial ratio requirements. As of March 31, 1999 and December 31, 1998, the Company had no balance outstanding under the Facility.

Cambridge Technology Capital Fund I L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. During the first quarter of 1999 the Company contributed $840,000 to the Fund to bring its cumulative investment in the Fund to approximately $2.7 million. The Company's investment in the Fund resulted in a net gain of approximately $282,000 for the quarter ended March 31, 1999.

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease a building being constructed and developed by Boston Properties. This approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, will house the Company's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which is expected to commence in June 1999. The Company's current facility in Cambridge, Massachusetts, which houses part of the Company's Northeast operations and corporate functions, is expected to be subleased to a third party through its remaining lease term. The Company's lease at its Allston, Massachusetts facility, which houses the remainder of the Company's Northeast operations will be terminated effective June 30, 1999.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, continued growth could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under its $50.0 million unsecured senior revolving credit facility will be sufficient, at least through 1999, to meet the Company's working capital requirements and to fund the Company's operations. In order to meet client demand for the Company's services, the Company expects to continue to maintain its professional staff and to open additional sales and operations offices, as needed, in North America and internationally. The Company plans to open offices and reposition personnel in response to anticipated demand for the Company's services. Operating results and liquidity may be adversely affected if market demand and revenues are different than anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, and regulatory conditions, could also adversely affect future results and liquidity.


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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) (see Note E of Notes to Consolidated Financial Statements).

Forward-looking Statements

This Form 10-Q includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; the Year 2000 issue; the impact of the realignment of the Company's North American operations in 1999; statements about the Company's charge for its human resources repositioning and retention program; the Company's efforts to retain, retrain, relocate, and strategically redeploy employees; the Company's hiring efforts; increases in personnel and related costs; geographic expansion and opening additional offices; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation, the number and significance of client engagements commenced and completed during a period; the number of working days in a period; employee hiring, retention, and utilization rates; the Company's ability to manage its growth; the Company's ability to manage the cost of its engagements; changes in demand for the Company's services; changes in demand for third party products or solutions for which the Company performs integration services; risks associated with the Company's realignment of its North American operations from a geographic-based to a service line model, including the orientation of new management teams within the service line structure and the need to develop reliable forecasting tools for each service line within the organization; the success of the Company's human resources repositioning and retention program; the Year 2000 issue, including the effect of the Year 2000 issue on client purchasing patterns; competition; risks associated with international operations; the acceptance and profitability of the Company's services in new locations; the integration of acquired businesses; unanticipated negative outcomes of litigation involving the Company; and misappropriation of, or lack or loss of protection of, the Company's intellectual property. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of client assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
-------  -----------------

On November 18, 1998, certain of the former stockholders of Excell filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleges breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and seeks unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuit. In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits.

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     3.1(1)  Amended and Restated Certificate of Incorporation of the
             Company, as amended.
     3.2(2)  Amended and Restated By-laws of the Company.
     4.1(3)  Rights Agreement dated June 23, 1997 by and between the Company and
             ChaseMellon Shareholder Services, LLC ( the "Rights Agreement").
     4.2(4)  Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.
    10.1     Amended and Restated 1991 Stock Option Plan, as amended.
    10.2     1998 Stock Option Plan, as amended.
    11       Statement Regarding Computation of Per Share Earnings.
    27       Financial Data Schedule.

--------------------------------------------------------------------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8A/A filed on September 30, 1998.
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8A/A filed on September 30, 1998.


(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.


        Date:  May 13, 1999         By: /s/ Arthur M. Toscanini
                                       ------------------------
                                       Arthur M. Toscanini
                                       Executive Vice President and
                                          Chief Financial Officer

                                    By: /s/ Louis P. Persico
                                       ---------------------
                                       Louis P. Persico
                                       Vice President, Controller and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX


     3.1(1)  Amended and Restated Certificate of Incorporation of the
             Company, as amended.
     3.2(2)  Amended and Restated By-laws of the Company.
     4.1(3)  Rights Agreement dated June 23, 1997 by and between the Company and
             ChaseMellon Shareholder Services, LLC ( the "Rights Agreement").
     4.2(4)  Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.
    10.1     Amended and Restated 1991 Stock Option Plan, as amended.
    10.2     1998 Stock Option Plan, as amended.
    11       Statement Regarding Computation of Per Share Earnings.
    27       Financial Data Schedule.


-------------------------------------------------------------------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8A/A filed on September 30, 1998.
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8A/A filed on September 30, 1998.