Form 10-Q
period 1999-06-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1999-08-16
CIK 895462

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

       (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 0-21040


                         CAMBRIDGE TECHNOLOGY PARTNERS
                             (MASSACHUSETTS), INC.
            (Exact name of registrant as specified in its charter)



                  DELAWARE                                 06-1320610
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification Number)


            8 CAMBRIDGE CENTER
       Cambridge, Massachusetts                              02142
(Address of principal executive offices)                  (Zip Code)

                                (617) 374-9800
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   [X]   No  [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1999, there were 60,204,769 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:
ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of June 30, 1999 and
    December 31, 1998                                                         3

  Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 1999 and 1998                                       4

  Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 1999 and 1998                                       5

  Notes to Consolidated Financial Statements                                  6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS                                 10

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            22


PART II - OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDING                                                     22

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                     23

SIGNATURES                                                                   24

EXHIBIT INDEX                                                                25

 PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
  -------  --------------------

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                      June 30,    December 31,
                                                        1999          1998
                                                     -----------  -------------
                                                     (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $ 60,446       $ 80,051
 Investments held to maturity                            27,334         24,918
 Accounts receivable, less allowance of
   $7,465 and $4,550 at June 30, 1999
   and December 31, 1998, respectively                  145,293        133,583
 Unbilled revenue on contracts                           19,900         10,964
 Deferred income taxes                                    2,179          2,179
 Prepaid expenses and other current assets               36,935         33,284
                                                       --------       --------
   Total current assets                                 292,087        284,979

Property and equipment, net                              53,308         48,255
Other assets                                             18,730         17,972
                                                       --------       --------
   Total assets                                        $364,125       $351,206
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 12,283       $ 15,804
 Accrued expenses                                        52,212         49,603
 Deferred revenue                                        14,906         10,861
 Income taxes payable                                    24,190         30,635
 Obligations under capital leases, current                  112            147
                                                       --------       --------
   Total current liabilities                            103,703        107,050

Other long term liabilities                                 135            197
Deferred income taxes                                     1,056          1,809

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value,
   authorized 250,000,000 shares;
   issued and outstanding 59,779,195 and
   58,856,401 shares at June 30, 1999 and
   December 31, 1998, respectively                          598            589
 Additional paid-in capital                             131,009        115,662
 Accumulated other comprehensive loss                    (8,575)        (1,652)
 Retained earnings                                      136,199        127,551
                                                       --------       --------
   Total stockholders' equity                           259,231        242,150
                                                       --------       --------
   Total liabilities and stockholders' equity          $364,125       $351,206
                                                       ========       ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                       ------------------   ----------------
                                         1999       1998      1999       1998
                                         ----       ----      ----       ----
Net revenues                           $163,496   $156,578  $314,869   $298,801
Costs and expenses:
 Project personnel                       81,667     71,852   153,235    137,387
 General and administration              21,525     17,664    37,967     33,552
 Sales and marketing                     16,025     15,722    30,290     29,030
 Other costs                             45,817     29,262    83,777     56,637
                                       --------   --------  --------   --------
   Total operating expenses             165,034    134,500   305,269    256,606
                                       --------   --------  --------   --------

Income/(loss) from operations            (1,538)    22,078     9,600     42,195

Other income (expense):
 Interest income, net                       478        523     1,163      1,068
 Gain on equity investment                1,139          -     1,421          -
 Gain on sale of marketable
   equity securities                      2,228          -     2,228          -
 Foreign exchange loss                     (390)       (24)     (464)      (157)
                                       --------   --------  --------   --------

Income before income taxes                1,917     22,577    13,948     43,106
Provision for income taxes                  728      9,043     5,300     17,092
                                       --------   --------  --------   --------

Net income                             $  1,189   $ 13,534  $  8,648   $ 26,014
                                       ========   ========  ========   ========

Basic net income per share                 $.02       $.23      $.15       $.45
                                       ========   ========  ========   ========

Diluted net income per share               $.02       $.21      $.14       $.41
                                       ========   ========  ========   ========

Weighted average number of
 common shares outstanding               59,654     57,986    59,480     57,581
                                       ========   ========  ========   ========
Weighted average number of
 common and common
 equivalent shares outstanding           60,813     63,403    62,588     63,014
                                       ========   ========  ========   ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                        1999          1998
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  8,648      $ 26,014
Amounts that reconcile net income to net cash
 (used in)/provided by operating activities:
 Depreciation and amortization                          7,775         6,474
 Gain on investment in Cambridge Technology
  Capital Fund                                         (1,421)            -
 Gain on sale of marketable equity securities          (2,228)            -
 Tax benefit from exercise of stock options             1,589        10,189
 Changes in assets and liabilities:
   Increase in accounts receivable                    (14,623)      (31,571)
   Increase in unbilled revenue on contracts           (9,475)       (2,040)
   Increase in prepaid expenses and other
    current assets                                     (4,416)       (9,006)
   Decrease in accounts payable                        (3,293)         (156)
   Increase in accrued expenses                         2,420         9,484
   Increase in deferred revenue                         4,132         4,846
   (Decrease)/increase in income taxes payable         (8,487)        2,588
   Decrease in other assets                             1,769            31
                                                     --------      --------
     Net cash (used in)/provided by operating
      activities                                      (17,610)       16,853
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (13,263)      (12,865)
Investment in Cambridge Technology Capital Fund        (1,409)         (955)
Purchase of investments held to maturity               (7,231)      (13,557)
Maturity of investments                                 4,815         7,669
Proceeds from sale of marketable equity securities      2,324             -
                                                     --------      --------
     Net cash used in investing activities            (14,764)      (19,708)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations under capital leases and loan
 repayments                                              (110)         (987)
Dividend distribution                                       -        (1,129)
Proceeds from employee stock purchase plan              4,768         3,390
Proceeds from exercise of stock options                 8,998        13,975
                                                     --------      --------
     Net cash provided by financing activities         13,656        15,249
                                                     --------      --------

Effect of foreign exchange rate changes on cash          (887)          336

Net (decrease)/increase in cash and cash equivalent   (19,605)       12,730
Cash and cash equivalents at beginning of period       80,051        39,648
                                                     --------      --------
Cash and cash equivalents at end of period           $ 60,446      $ 52,378
                                                     ========      ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In August 1998, the Company acquired all of the outstanding capital stock of Excell Data Corporation ("Excell"). The Excell acquisition was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Excell. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the full year.

B. REPOSITIONING COSTS
   -------------------

In the second quarter of 1999, the Company announced a human resources repositioning and retention program which was undertaken to enable the Company to retain, retrain, relocate and strategically redeploy employees into its e-business service offerings. The program includes employee retention bonuses, staff reductions, and the retraining, relocation and redeployment of certain employees. In the second quarter of 1999 the Company recorded expenses associated with these activities of $8.9 million. The $8.9 million of repositioning costs include $5.9 million of employee retention bonuses, $1.3 million of severance costs, and $1.7 million of costs to retrain, relocate and redeploy certain employees. Costs related to retention bonuses, retraining, relocation and redeployment were incurred and substantially paid prior to the end of the second quarter of 1999. Staff reductions included approximately
55 professional staff and 17 administrative personnel. The plan to reduce these positions was approved by management prior to June 30, 1999 and each of the related individuals was aware of their severance benefits. At June 30, 1999 approximately $764,000 of the severance costs have been paid and the remaining balance of $616,000 in accrued expenses is expected to be paid in the quarter ending September 30, 1999.

C.  NET INCOME PER SHARE
    --------------------

Statement of Financial Accounting Standard No. 128, "Earnings per Share" requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). For the three and six month periods ended June 30, 1999, outstanding options to purchase approximately 5.4 million and 4.2 million shares, respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive. The number of common stock equivalents excluded from the computation of diluted EPS was immaterial for the three and six months ended June 30, 1998.

The following table presents the calculation of earnings per share for the three and six months ended June 30, 1999 and 1998 (in thousands except per share data):

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                             ---------------------------    ----------------------------
                                                 1999            1998            1999            1998
                                             -----------    ------------    ------------    ------------

Net income                                     $ 1,189         $13,534         $ 8,648         $26,014
                                               =======         =======         =======         =======

Basic:
    Weighted average number of common
     shares outstanding                         59,654          57,986          59,480          57,581
                                               =======         =======         =======         =======


        Net income per share                   $   .02         $   .23         $   .15         $   .45
                                               =======         =======         =======         =======

Diluted:
   Weighted average number of common
    shares outstanding                          59,654          57,986          59,480          57,581
   Dilutive effects of stock options             1,159           5,417           3,108           5,433
                                               -------         -------         -------         -------
   Weighted average number of common
    and common equivalent shares
    outstanding                                 60,813          63,403          62,588          63,014
                                               =======         =======         =======         =======


        Net income per share                   $   .02         $   .21         $   .14         $   .41
                                               =======         =======         =======         =======

D.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of June 30, 1999, the Company held foreign exchange forward contracts of approximately $6.0 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

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

The following table presents the calculation of comprehensive income and its components for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                  -------------------------------    -----------------------------
                                                        1999              1998            1999             1998
                                                  --------------     ------------    ------------     ------------
Comprehensive income/(loss):
    Net income                                         $ 1,189          $13,534         $ 8,648          $26,014
    Other comprehensive income:
      Reclassification adjustment for gain on
         marketable equity securities included in
          net income, net of taxes of $920 and
          $753 for the three and six month
          periods ended June 30, 1999,
          respectively                                  (1,521)               -          (1,255)               -
      Foreign currency translation adjustment           (2,472)             237          (5,668)          (1,436)
                                                       -------          -------         -------          -------
      Other comprehensive income/(loss)                 (3,993)             237          (6,923)          (1,436)
                                                       -------          -------         -------          -------
        Comprehensive income/(loss)                    $(2,804)         $13,771         $ 1,725          $24,578
                                                       =======          =======         =======          =======

F.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently determining the impact of the adoption of SFAS 133 on the Company's results of operations and financial position.

G.  LEGAL PROCEEDINGS
    -----------------

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

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. These suits have since been consolidated by the court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits.

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

H.  OPERATING SEGMENT INFORMATION
    -----------------------------

The Company is managed in two operating segments: North America and International. The North American operating segment consists of systems integration and consulting services in the United States and Canada while the International operating segment consists of systems integration and consulting services outside of North America.

The Company evaluates each segment's performance based on net revenues and income from operations. Corporate costs have been allocated to each segment based on the proportionate operating income of each segment. Total corporate assets have been included in North America.

Information about the Company's operating segments is presented as follows (in thousands):

                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                              June 30,
                                         ----------------------------------     ---------------------------------
                                               1999               1998                1999              1998
                                         --------------     ---------------     --------------    ---------------
Net revenues:
   North America                            $109,743            $109,782           $207,158           $211,306
   International                              53,753              46,796            107,711             87,495
                                            --------            --------           --------           --------
     Consolidated                           $163,496            $156,578           $314,869           $298,801
                                            ========            ========           ========           ========

Income/(loss) from operations:
   North America                            $   (740)           $ 16,678           $  5,117           $ 33,054
   International                                (798)              5,400              4,483              9,141
                                            --------            --------           --------           --------
     Consolidated                           $ (1,538)           $ 22,078           $  9,600           $ 42,195
                                            ========            ========           ========           ========


Total assets:
   North America                            $273,239            $236,774           $273,239           $236,774
   International                              90,886              73,608             90,886             73,608
                                            --------            --------           --------           --------
     Consolidated                           $364,125            $310,382           $364,125           $310,382
                                            ========            ========           ========           ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), is an international management consulting and systems integration firm. Founded in 1991, the Company combines management consulting, internet solutions, custom and package software deployment, network services, and training to rapidly deliver end-to-end business solutions for "Global 2000" organizations worldwide. The Company provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames -- typically within three to twelve months. Net revenues for the second quarter of 1999 increased 4% to $163.5 million compared to $156.6 million for the same period in 1998. Net income for the quarter ended June 30, 1999 decreased 91% to $1.2 million, or $.02 per share (diluted), compared to $13.5 million, or $.21 per share (diluted), for the quarter ended June 30, 1998. Adjusted to exclude repositioning costs of $8.9 million, charges for client receivables of $4.2 million, and a gain of $2.2 million from the sale of marketable equity securities, net income would have been $7.9 million, or $.13 per share (diluted), for the quarter ended June 30, 1999.

The table below presents net income and diluted net income per share for the three and six-month periods ended June 30, 1999 and 1998, respectively, after adjusting for the repositioning costs, client receivable provision, and gain on the sale of marketable equity securities described above:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                           -------------------------------    -------------------------------
                                                 1999             1998              1999             1998
                                           -------------     -------------    -------------     -------------
Reported income/(loss) from
 operations                                   $(1,538)          $22,078          $ 9,600           $42,195
       Repositioning costs                      8,926                 -            8,926                 -
       Client receivable provision              4,200                 -            4,200                 -
                                              -------           -------          -------           -------
Adjusted income from operations                11,588            22,078           22,726            42,195
Reported other income, net                      3,455               499            4,348               911
       Less gain on sale of
       marketable equity securities            (2,228)                -           (2,228)                -
                                              -------           -------          -------           -------
Adjusted income before income taxes
                                               12,815            22,577           24,846            43,106
Adjusted provision for income taxes
                                                4,870             9,043            9,442            17,092
                                              -------           -------          -------           -------
Adjusted net income                           $ 7,945           $13,534          $15,404           $26,014
                                              =======           =======          =======           =======
Adjusted diluted net income per share
                                              $   .13           $   .21          $   .25           $   .41
                                              =======           =======          =======           =======

Repositioning costs of $8.9 million resulted from a human resources repositioning and retention program to enable the Company to retain, retrain, relocate and strategically redeploy employees into its e-business service offerings due to changing market dynamics which resulted in decreased demand for Enterprise Resource Planning (ERP) services and increased demand for interactive and WEB-based services. The program includes employee retention bonuses, staff reductions, and the retraining, relocation and redeployment of certain employees. The $8.9 million of repositioning costs include $5.9 million of employee retention bonuses, $1.3 million of severance costs, and $1.7 million of costs to retrain, relocate and redeploy certain employees. Of the $8.9 million of repositioning and retention costs, $6.6 million was charged to project personnel costs, $1.9 million to general and administrative expenses, $235,000 to sales and marketing expenses, and $172,000 to other costs. Costs related to retention bonuses, retraining, relocation and redeployment were incurred and substantially paid prior to the end of the second quarter of 1999. Staff reductions included approximately 55 professional staff and 17 administrative personnel (see Note B of Notes to the Consolidated Financial Statements).

During the second quarter of 1999, the Company provided for $4.2 million of potentially uncollectable accounts related to disputed fees and out-of pocket expenses charged to clients. Of this $4.2 million client receivable provision, $2.0 million was charged to general and administrative costs and $2.2 million was charged to other costs.

Other income is comprised of interest income and expense, investment activity related to the Cambridge Technology Capital Fund and the impact of foreign currency fluctuations on the operation of the Company. For the three and six month periods ended June 30, 1999, reported other income also includes a $2.2 million gain on the sale of marketable equity securities.

North American net revenues were $109.7 million for the quarter ended June 30, 1999 compared to $109.8 million for the same period in 1998, while International net revenues grew 15% to $53.8 million in the second quarter of 1999 compared to $46.8 million in the second quarter of 1998. Net revenues in North America remained the same for the quarter ended June 30, 1999 compared to the same period in 1998 principally because the benefits of the realignment of the Company's North American operations did not materialize as quickly as anticipated resulting in expanded responsibilities for members of project management and the need for additional sales force training. North American net revenues for the quarter ended June 30, 1999 represented 67% of total net revenues while International net revenues represented 33% of total net revenues for the same period. North American net revenues for the quarter ended June 30, 1998 represented 70% of total net revenues while International net revenues represented 30% of total net revenues for the same period in 1998. The International net revenue growth in the second quarter of 1999 compared to the second quarter of 1998 resulted from continued demand for the Company's services, primarily in Europe. Net revenues from the Company's European operations accounted for 29% of total net revenues in the quarter ended June 30, 1999, compared to 27% for the same period in 1998. The increase in International net revenues as a percentage of total net revenues also resulted, in part, from North American net revenues remaining essentially the same for the second quarter of 1999 compared to the same quarter in 1998. Globally, revenue growth for the second quarter of 1999 compared to the second quarter of 1998 was driven by a 48% increase in the net revenues from Customer Management Solutions services and a 41% increase in the net revenues from Interactive Solutions services, partially offset by a 20% decrease in net revenues from Custom Software Solutions services. Custom Software Solutions remains an integral part of the Company's service offerings as it strategically supports Interactive Solutions and Customer Management Solutions. Net revenues from Custom Software Solutions services increased 4% in the second quarter of 1999 compared to the first quarter of 1999.

Sequentially, total net revenues grew 8% to $163.5 million in the second quarter of 1999 compared to $151.4 million for the first quarter of 1999. In the second quarter of 1999, North American net revenues were $109.7 million, or 67% of total net revenues, compared to $97.4 million, or 64% of total net revenues, for the first quarter of 1999. In the second quarter of 1999, International net revenues were $53.8 million, or 33% of total net revenues, compared to $54.0 million, or 36% of total net revenues, for the first of 1999. The increase in North American net revenues, is principally due to increased demand for the Company's services in North America.

Total Company headcount remained at approximately 4,400 at June 30, 1999 and December 31, 1998 as the Company assessed the skill sets necessary to address the changing market dynamics and focused on training, hiring, and assimilating appropriate personnel to service its clients.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
     THREE MONTHS ENDED JUNE 30, 1998

Total net revenues increased 4% to $163.5 million for the quarter ended June 30, 1999 compared to $156.6 million for the quarter ended June 30, 1998. North American net revenues were approximately $110.0 million for both the second quarter of 1999 and the second quarter of 1998. International net revenues grew 15% to $53.8 million for the second quarter of 1999 from $46.8 million for the same period in 1998. The increase in total net revenues was principally due to 48% and 41% increases in the net revenues from Customer Management Solutions and Interactive Solutions services, respectively, and net revenue increases from Network Services and Enterprise Resource Solutions services of 25% and 6%, respectively. These increases were partially offset by decreases in the net revenues from Custom Software Solutions and Management Consulting services of 20% and 7%, respectively. Custom Software Solutions remains an integral part of the Company's service offerings as it strategically supports Interactive Solutions and Customer Management Solutions. Net revenues from Custom Software Solutions services increased 4% in the second quarter of 1999 compared to the first quarter of 1999.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $81.7 million, or 50% of net revenues, in 1999 compared to $71.9 million or 46% of net revenues, in 1998. The dollar and percentage increase resulted primarily from $5.3 million of retention bonus costs and $1.3 million of repositioning costs associated with the Company's repositioning and retention program, and an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional project personnel over 1998 staff levels to support the increased volume of services delivered to clients, and an increase in subcontractor costs to supplement critical skills. The Company continues to maintain its staffing process to monitor its subcontractor costs. Worldwide project personnel headcount increased 5% to 3,441 employees at June 30, 1999 from 3,292 employees at June 30, 1998. While the Company anticipates meeting its retention and hiring goals for the remainder of fiscal 1999, competition for personnel with information technology skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates to cover the expected increase in costs.

General and administration expenses were $21.5 million or 13% of net revenues in 1999 compared to $17.7 million or 11% of net revenues in 1998. The dollar and percentage increases primarily reflect the $2.0 million charge provided for during the second quarter of 1999 for potentially uncollectable client receivables, and $1.5 million of repositioning costs and $352,000 of retention costs associated with the Company's repositioning and retention program.

Sales and marketing expenses were $16.0 million in 1999 compared to $15.7 million in 1998, reflecting 10% of net revenues for both periods. Retention bonus costs off $235,000 associated with the Company's repositioning and retention program and an increase in travel and training costs were offset by a decrease in payroll and payroll-related expenses as sales and marketing personnel decreased 7% from 293 at June 30, 1998 to 272 at June 30, 1999. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network (CIN). The Management Lab and CIN enable clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting advanced information technology, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, non-billable project personnel costs, and training costs. Other costs were $45.8 million or 28% of net revenues in 1999 compared to $29.3 million or 19% of net revenues in 1998.
The dollar and percentage increase from 1998 resulted principally from a decrease in project personnel utilization and billability which resulted in increased non-billable project personnel costs, and a charge of $2.2 million taken during the second quarter of 1999 to provide for client reimbursable expenses due from clients which were determined to be uncollectable. Also, increased facility, travel, and employee training costs contributed to the dollar and percentage increase in other costs. The decrease in project personnel utilization and billability was primarily caused by costs associated with project overruns, delays in hiring employees with the skill set required to support the change in demand for the Company's ERP services to the demand for interactive and WEB-based services, and changes in the Company's project management model that resulted in an increase in non-billable resources.
The Company
has adjusted its hiring plans based upon a review of the skill sets required to reflect the change in market dynamics described above, and has instituted a human resource repositioning and retention program in order to retain, retrain, relocate and strategically redeploy employees resulting in the elimination of 72 positions worldwide.

During the second quarter of 1999 the Company recorded repositioning costs of $8.9 million that resulted from a human resources repositioning and retention program to enable the Company to retain, retrain, relocate and strategically redeploy employees into its e-business service offerings. The $8.9 million of repositioning and retention costs include $5.9 million of employee retention bonuses, $1.3 million of severance costs, and $1.7 million of costs to retrain, relocate and redeploy certain employees. Staff reductions included approximately 55 professional staff and 17 administrative personnel (see Note B of Notes to the Consolidated Financial Statements).

Included in other income for the second quarter of 1999 is a gain on equity investment of $1.1 million related to the Company's investment in the Cambridge Technology Capital Fund. Also, included in other income for the second quarter of 1999 is the gain on sale of marketable equity securities of $2.2 million resulting from a gain on the sale of securities classified as available for sale.

The Company maintains monthly foreign exchange forward contracts in an attempt to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts.
As of June 30, 1999, the Company held foreign exchange contracts of approximately $6.0 million. As the Company grows its international business, it becomes increasingly subject to the risks associated with international operations, including fluctuations in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate for the second quarter of 1999 was 38% compared to 40% for the same period a year ago. The lower effective tax rate in 1999 is primarily due to the favorable effects of continuing state tax rate minimization initiatives and global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates and its geographic mix of revenue and income.

Net income decreased 91% to $1.2 million or $.02 per share (diluted) in the second quarter of 1999 from $13.5 million or $.21 per share (diluted) for the same period in 1998. Adjusted to exclude a repositioning charge of $8.9 million, charges for client receivables of $4.2 million and a gain of $2.2 million on the sale of marketable equity securities, net income would have been $7.9 million, or $.13 per share (diluted), for the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
     SIX MONTHS ENDED JUNE 30, 1998

Net revenues increased 5% to $314.9 million in 1999 compared to $298.8 million in 1998 due principally to 36% and 33% increases in the net revenues from Interactive Solutions and Customer Management Solutions services, respectively, and net revenue increases from Network Services and Enterprise Resource Solutions services of 25% and 18%, respectively. These increases were partially offset by decreases in the net revenues from Custom Software Solutions and Management Consulting services of 19% and 5%, respectively. Custom Software Solutions remains an integral part of the Company's service offerings as it strategically supports Interactive Solutions and Customer Management Solutions. North American net revenues decreased 2% to $207.2 million for the first six months of 1999 from $211.3 million for the first six months of 1998. International net revenues grew 23% to $107.7 million for the first six months of 1999 from $87.5 million for the same period in 1998.

Project personnel costs were $153.2 million, or 49% of net revenues in 1999, compared to $137.4 million, or 46% of net revenues, in 1998. The dollar and percentage increase resulted primarily from costs associated with the Company's repositioning and retention program recorded during the second quarter of 1999, an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional project personnel over 1998 staff levels to support the increased volume of services delivered to clients, and an increase in subcontractor costs to supplement critical skills.

General and administration expenses were $38.0 million, or 12% of net revenues, in 1999 compared to $33.6 million, or 11% of net revenues, in 1998. The dollar and percentage increase primarily reflects the $2.0 million charge provided for during the second quarter of 1999 for client receivables determined to be potentially uncollectable, costs associated with the Company's repositioning and retention program recorded during the second quarter of 1999, and an increase in payroll and payroll-related expenses.

Sales and marketing expenses were $30.2 million in 1999 compared to $29.0 million in 1998, reflecting 10% of net revenues for both periods. The dollar increase was primarily due to an increase in travel and public relations costs, and costs associated with the Company's repositioning and retention program recorded during the second quarter of 1999.

Other costs were $83.8 million or 27% of net revenues in 1999 compared to $56.6 million or 19% of net revenues in 1998. The dollar and percentage increase from 1998 resulted principally from a decrease in project personnel utilization and billability, the provision for uncollectable reimbursable expenses due from clients taken in the second quarter of 1999, and increased facility, travel, and employee training costs. The decrease in project personnel utilization and billability were primarily caused by costs associated with project overruns, delays in hiring employees with the skill set required to support the change in demand for the Company's ERP services to the demand for interactive and WEB-based services, and changes in the Company's project management model that resulted in an increase in non-billable resources.

Included in other income for the first six months of 1999 is a gain on equity investment of $1.4 million related to the Company's investment in the Cambridge Technology Capital Fund. Also, included in other income for the first six months of 1999 is the gain on sale of marketable equity securities of $2.2 million resulting from a gain on the sale of securities classified as available for sale.

The Company's effective income tax rate for the first six months of 1999 was 38% compared to 40% for the same period a year ago. The lower effective tax rate in 1999 is primarily due to the favorable effects of continuing state tax rate minimization initiatives and global tax planning strategies. The Company's effective tax rate may vary from period to period based on the

Company's future expansion into areas of varying country, state, and local statutory income tax rates and its geographic mix of revenue and income.

Net income decreased 67% to $8.6 million or $.14 per share (diluted) for the six months ended June 30, 1999 from $26.0 million or $.41 per share (diluted) for the same period in 1998. Adjusted to exclude a repositioning charge of $8.9 million, charges for client receivables of $4.2 million and a gain of $2.2 million on the sale of marketable equity securities, net income would have been $15.4 million, or $.25 per share (diluted), for the six months ended
June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate debt-free and to enhance its working capital position. Working capital increased to $188.4 million at June 30, 1999, from $177.9 million at December 31, 1998. This increase was primarily due to increases in investments held to maturity, accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets, and decreases in accounts payable and income taxes payable, partially offset by decreases in cash and cash equivalents and increases in accrued expenses and deferred revenue. The increase in unbilled revenue on contracts and deferred revenue was caused by timing differences, including timing differences between contractual billing terms and percentage of completion revenue recognition requirements. As of July 31, 1999, a substantial portion of the unbilled revenue on contracts at June 30, 1999 had been billed. The Company's days sales in accounts receivable was 76 days for the second quarter of 1999 compared to 78 days for the quarters ended March 31, 1999 and December 31, 1998, respectively. The Company continues to work toward a short term goal of 70 days sales in accounts receivable.

Net cash used in operating activities was $17.6 million in the first six months of 1999, compared to net cash provided by operating activities of $16.9 million for the same period in 1998. Net cash used in operating activities in 1999 compared to net cash provided by operating activities in 1998 was caused by lower net income in 1999, a decrease in tax benefits from the exercise of stock options, an increase in unbilled revenue on contracts, a decrease in accounts payable, and a decrease in income taxes payable, partially offset by a reduced increase in accounts receivable and prepaid expenses and other current assets for the first six months of 1999.

Capital expenditures of $13.3 million in 1999 were used principally for computer equipment to support the Company's expanding operations, the consolidation of its Northeast operations and corporate functions into a new facility, and employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for the full year of 1999 are expected to approximate
$26 million, principally for the consolidation of the Company's Northeast operations and corporate functions, and for leasehold improvements, personal computers, employee workstations, telecommunications and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made. The Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At June 30, 1999, the Company was in compliance with these financial ratio requirements. As of June 30, 1999 and December 31, 1998, the Company had no balance outstanding under the Facility.

Cambridge Technology Capital Fund I L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. No more than two-thirds of the Fund's committed capital may be called before October 1999 without approval of the Fund's partners. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. During the first half of 1999 the Company contributed $1.4 million to the Fund to bring its cumulative investment in the Fund to approximately $3.3 million. The Company's investment in the Fund resulted in a net gain of approximately $1.4 million for the six months ended June 30, 1999.

In January 1998, the Company entered into an agreement with Boston Properties Limited Partnership ("Boston Properties") to lease an approximately 177,000 square foot building, located in Cambridge, Massachusetts. The lease agreement commenced in May 1999 and is for a ten-year period. This new facility houses the Company's Northeast operations, new employee training center, and corporate departments. The Company's previous facility in Cambridge, Massachusetts, which housed part of the Company's Northeast operations and corporate functions, is being subleased to a third party through its remaining lease term. The Company's lease at its Allston, Massachusetts facility, which housed the remainder of the Company's Northeast operations, was terminated effective June 30, 1999.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, continued growth could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under its $50.0 million unsecured senior revolving credit facility will be sufficient, at least through 2000, to meet the Company's working capital requirements and to fund the Company's operations. In order to meet client demand for the Company's services, the Company expects to continue to maintain its professional staff and to open additional sales and operations offices, as needed, in North America and internationally. The Company plans to open offices and reposition personnel in response to anticipated demand for the Company's services. Operating results and liquidity may be adversely affected if market demand and revenues are different than anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, and regulatory conditions, could also adversely affect future results and liquidity.

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

The Company has conducted an assessment of its information technology ("IT") systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of upgrading and enhancing material internal systems to bring them into material Year 2000 compliance. These activities are expected to be completed during the third quarter of 1999. The Company's material internal IT systems consist principally of accounting, human resources and sales force automation application software created by third parties, plus internally developed time and expense reporting and project accounting software applications. For the third-party software applications, the Company has obtained written confirmation that the software applications are Year 2000 compliant. The Company also expects that each of these third party applications will be upgraded, as well as tested by the Company for Year 2000 compliance during the third quarter of 1999. The Company believes that its internally developed applications are now materially Year 2000 compliant. The Company's computer hardware platforms, principally servers, have been confirmed as Year 2000 compliant by the server manufacturers, and this has been supported by the Company's internal testing.

Based on currently available information, the Company believes expenses associated with these efforts have been and will continue to be immaterial and has provided for the enhancement of these systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

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

The Company is preparing written contingency plans to address failures in its major IT and non-IT systems. These plans will include identification of major systems, dependencies on third parties, and resources and strategies necessary to restore operations or work around failures. The failure of the Company's accounting systems resulting from a Year 2000 related power system outage at the Company's central data center, particularly at the end of a fiscal period, could represent a reasonably likely worst case scenario. The Company's contingency plan provides for back-up power systems that could support the data center, as well as the operation of a parallel disaster recovery site.

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

SENIOR MANAGEMENT CHANGES

On June 23, 1999, the Company announced the promotion of Gerard Van Kemmel to the position of Chief Operating Officer. Mr. Van Kemmel is now responsible for the Company's worldwide operations. Mr. Van Kemmel joined the Company in November 1997 and until April 1999 served as Senior Vice President of Cambridge Management Consulting. In April 1999, Mr. Van Kemmel was named Executive Vice President of the Company's North American Operations. Prior to joining the Company, Mr. Van Kemmel was Chairman of Continental Europe for Peter Chadwick Holdings Limited from July 1997 to November 1997. From 1966 until July 1997,
Mr. Van Kemmel was employed by Andersen Consulting, holding many positions including President of Andersen Consulting France, Chairman of Andersen Worldwide Board and member of the Andersen Worldwide Executive Committee.

On July 19, 1999, the Company announced the appointment of Jack L. Messman, a director of the Company, as the Company's President and Chief Executive Officer. Mr. Messman replaces James K. Sims who held the positions since the Company's founding in 1991. Mr. Messman previously served as President, Chief Executive Officer and Chairman of the Board of Union Pacific Resources Group Inc. (UPRG). He joined UPRG in 1991 as President and Chief Executive Officer. UPRG is a North American independent oil and gas exploration and production company with assets totaling over $7.5 billion.

Prior to joining UPRG in 1991, Mr. Messman held a number of senior-level positions in various industries: Chairman and Chief Executive Officer of U.S. Pollution Control, Inc., Union Pacific's environmental services company from 1988 to 1991; Managing Director of Mason Best Company of Houston, an investment banking firm, from 1986 to 1988, while simultaneously serving as Chairman and Chief Executive Officer of Somerset House Corporation, a publishing company owned by Mason Best; Executive Vice President/Chief Financial Officer and a member of the Board of Directors of Warner Amex Cable Communications, Inc., Blue Bell, Pennsylvania from 1983 to 1986; Executive Vice President and Member of the Board of Directors of Safeguard Scientifics, Inc., Wayne, Pennsylvania, from 1981 to 1983 and 1994 to present; and President and Chief Executive Officer of Novell, Inc., from 1982 to 1983 and a member of the Board of Directors since 1982.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company) (see Note F of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; the Year 2000 issue; the impact of the realignment of the Company's North American operations in 1999; statements about the Company's charge for its human resources repositioning and retention program; the Company's efforts to retain, retrain, relocate, and strategically redeploy employees; the Company's hiring efforts; increases in personnel and wages for the Company's personnel; geographic expansion and opening additional offices; the Company's goal for days sales in accounts receivable; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation, the number and significance of client engagements commenced and completed during a period; the number of working days in a period; employee hiring, retention, billability and utilization; the Company's ability to manage its growth; the Company's ability to manage the cost of its engagements and operating costs; changes in demand for the Company's services; changes in demand for third party products or solutions for which the Company performs integration services; risks associated with the Company's realignment of its North American operations from a geographic-based to a service line model, including the orientation of new management teams within the service line structure and the need to develop reliable forecasting tools for each service line within the organization; the success of the Company's human resources repositioning and retention program; changes in market conditions that could impact the value of securities owned by the Company or the Company's investment in the Cambridge Technology Capital Fund; turnover in senior management; the Year 2000 issue, including the effect of the Year 2000 issue on client purchasing patterns; competition; risks associated with international operations; the acceptance and profitability of the Company's services in new locations; the integration of acquired businesses; unanticipated negative outcomes of litigation involving the Company; and misappropriation of, or lack or loss of protection of, the Company's intellectual property. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of client assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to the Company's portfolio of short-term investment grade municipal securities. The Company is also subject to risk relating to fluctuating interest rates to the extent that it incurs any borrowings under its credit facility. The foreign exchange rate risk relates to the Company's investment in foreign exchange contracts which are entered into in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The Company believes that interest rate risk and foreign currency exchange rate risk are both immaterial to the Company.


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

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. These suits have since been consolidated by the court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

(a)  The annual meeting of stockholders was held on May 26, 1999.

(b)  Not applicable.

(c) A vote was proposed to: (1) elect a Board of Directors to serve for the ensuing year and (2) ratify the selection of the firm of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 1999.

The voting results were as follows:

                                                                              Withheld        Votes         Broker
                                          Votes For       Votes Against      Authority      Abstained     Non-Votes
                                          ---------       -------------      ---------      ---------     ---------
(1)   James K. Sims                          44,407,476        N/A           1,106,251           N/A              -
      Warren V. Musser                       44,853,156        N/A             660,571           N/A              -
      Robert E. Keith, Jr.                   44,864,528        N/A             649,199           N/A              -
      Jack L. Messman                        44,846,123        N/A             667,604           N/A              -
      John W. Poduska, Sr. Ph.D              44,426,627        N/A           1,087,100           N/A              -
      James I. Cash, Jr. Ph.D.               44,572,550        N/A             941,177           N/A              -
      James D. Robinson III                  44,856,840        N/A             656,887           N/A              -
(2)   PricewaterhouseCoopers LLP             45,239,966        108,245             N/A       165,516              -

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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


(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the three months ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  August 13, 1999      By: /s/ Arthur M. Toscanini
                                        ---------------------------
                                        Arthur M. Toscanini
                                         Executive Vice President and
                                          Chief Financial Officer

                                    By: /s/ Louis P. Persico
                                        ---------------------------
                                        Louis P. Persico
                                         Vice President, Controller and
                                          Chief Accounting Officer

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

                                                                      EXHIBIT 11

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
                     (in thousands except per share data)
                                  (unaudited)

                              Six Months Ended June 30,         Three Months Ended June 30,
                              -------------------------         ---------------------------
                                1999            1998               1999              1998
                                ----            ----               ----              ----
Net income                    $ 1,189          $13,534           $ 8,648           $26,014
                              =======          =======           =======           =======
Basic:
 Weighted average common
   shares outstanding          59,654           57,986            59,480            57,581
                              =======          =======           =======           =======

 Net income per share         $   .02          $   .23           $   .15           $   .45
                              =======          =======           =======           =======

Diluted:
 Weighted average common
   shares outstanding          59,654           57,986            59,480            57,581
 Dilutive effects of stock
   options                      1,159            5,417             3,108             5,433
                              -------          -------           -------           -------
 Weighted average common and
   common equivalent shares
   outstanding                 60,813           63,403            62,588            63,014
                              =======          =======            ======            ======

 Net income per share         $   .02          $   .21           $   .14           $   .41
                              =======          =======           =======           =======
