Form 10-Q
period 1999-09-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 1999-11-15
CIK 895462

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
       (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

                                 (617) 914-9800
              (Registrant's telephone number, including area code)


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

     As of October 31, 1999 there were 60,407,583 shares of common stock outstanding.


================================================================================

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 1999 and
    December 31, 1998                                                      3

  Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 1999 and 1998                               4

  Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1999 and 1998                               5

  Notes to Consolidated Financial Statements                               6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              10

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       21


PART II - OTHER INFORMATION:

ITEM 1:   LEGAL PROCEEDINGS                                                21

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                 22

SIGNATURES                                                                 23

EXHIBIT INDEX                                                              24

 PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
  -------  --------------------

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                       September 30,   December 31,
                                                                            1999           1998
                                                                       --------------  -------------
                                                                        (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                  $ 72,438       $ 80,051
 Investments held to maturity                                                 28,492         24,918
 Accounts receivable, less allowance of $6,165 and $4,550
   at September 30, 1999 and December 31, 1998, respectively                 151,373        133,583
 Unbilled revenue on contracts                                                18,331         10,964
 Deferred income taxes                                                         2,179          2,179
 Prepaid expenses and other current assets                                    43,272         33,284
                                                                            --------       --------
   Total current assets                                                      316,085        284,979

Property and equipment, net                                                   53,390         48,255
Other assets                                                                  23,566         17,972
                                                                            --------       --------
   Total assets                                                             $393,041       $351,206
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $ 13,333       $ 15,804
 Accrued expenses                                                             58,631         49,603
 Deferred revenue                                                             13,971         10,861
 Income taxes payable                                                         25,951         30,635
 Obligations under capital leases, current                                        94            147
                                                                            --------       --------
   Total current liabilities                                                 111,980        107,050

Other long term liabilities                                                      402            197
Deferred income taxes                                                            997          1,809

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 250,000,000
   shares;  issued and outstanding 60,395,026 and 58,856,401 shares
   at September 30, 1999 and December 31, 1998, respectively                     604            589
 Additional paid-in capital                                                  138,693        115,662
 Accumulated other comprehensive loss                                         (6,570)        (1,652)
 Retained earnings                                                           146,935        127,551
                                                                            --------       --------
        Total stockholders' equity                                           279,662        242,150
                                                                            --------       --------
   Total liabilities and stockholders' equity                               $393,041       $351,206
                                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                  --------------------------------  --------------------------------
                                     1999              1998             1999            1998
                                  --------------------------------  --------------------------------
Net revenues                        $168,235         $153,074         $483,104        $451,875
Costs and expenses:
 Project personnel                    76,824           68,272          230,059         205,659
 General and administration           17,440           16,806           55,407          50,358
 Sales and marketing                  15,902           13,794           46,192          42,824
 Other costs                          46,619           31,971          130,396          88,608
 Business combination costs                -            8,400                -           8,400
                                    --------         --------         --------        --------
   Total operating expenses          156,785          139,243          462,054         395,849
                                    --------         --------         --------        --------

Income from operations                11,450           13,831           21,050          56,026

Other income (expense):
 Interest income, net                    867              608            2,030           1,757
 Gain on equity investment             4,396              514            5,817             434
 Gain on sale of marketable
   equity securities                       -                -            2,228               -
 Foreign exchange gain/(loss)            604             (132)             140            (290)
                                    --------         --------         --------        --------

Income before income taxes            17,317           14,821           31,265          57,927
Provision for income taxes             6,581            5,146           11,881          22,238
                                    --------         --------         --------        --------

Net income                          $ 10,736         $  9,675         $ 19,384        $ 35,689
                                    ========         ========         ========        ========

Basic net income per share          $    .18         $    .17         $    .33        $    .62
                                    ========         ========         ========        ========

Diluted net income per share        $    .18         $    .16         $    .32        $    .57
                                    ========         ========         ========        ========

Weighted average number of
 common shares outstanding            60,209           58,410           59,738          57,846
                                    ========         ========         ========        ========

Weighted average number of
 common and common
 equivalent shares outstanding        61,205           61,895           62,229          62,348
                                    ========         ========         ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended September 30,
                                                                       ---------------------------------
                                                                             1999             1998
                                                                       ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 19,384         $ 35,689
Amounts that reconcile net income to net cash (used in)/provided by operating activities:
 Depreciation and amortization                                                  12,945           10,040
 Gain on investment in Cambridge Technology Capital Fund                        (5,817)               -
 Gain on sale of marketable equity securities                                   (2,228)            (433)
 Tax benefit from exercise of stock options                                      1,689           11,265
 Benefit for deferred income taxes                                                (814)             (27)
 Changes in assets and liabilities:
   Increase in accounts receivable                                             (19,674)         (32,845)
   Increase in unbilled revenue on contracts                                    (7,741)          (6,547)
   Increase in prepaid expenses and other current assets                       (10,476)          (3,862)
   (Decrease)/increase in accounts payable                                      (2,330)             936
   Increase in accrued expenses                                                  8,247            8,273
   Increase in deferred revenue                                                  3,133            4,488
   (Decrease)/increase in income taxes payable                                  (5,760)           5,266
   Decrease in other assets                                                      2,267              200
                                                                              --------         --------
     Net cash (used in)/provided by operating activities                        (7,175)          32,443
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                            (18,053)         (19,809)
Investment in Cambridge Technology Capital Fund                                 (2,212)          (1,289)
Purchase of investments held to maturity                                       (28,530)         (23,733)
Maturity of investments                                                         24,956           15,445
Proceeds from sale of marketable equity securities                               2,324                -
                                                                              --------         --------
     Net cash used in investing activities                                     (21,515)         (29,386)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations under capital leases and loan repayments                              (145)            (981)
Dividend distribution                                                                -           (1,186)
Proceeds from employee stock purchase plan                                       8,284            7,222
Proceeds from exercise of stock options                                         12,982           16,047
                                                                              --------         --------
     Net cash provided by financing activities                                  21,121           21,102
                                                                              --------         --------

Effect of foreign exchange rate changes on cash                                    (44)             531

Net (decrease)/increase in cash and cash equivalents                            (7,613)          24,690
Cash and cash equivalents at beginning of period                                80,051           39,649
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 72,438         $ 64,339
                                                                              ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In August 1998, the Company acquired all of the outstanding capital stock of Excell Data Corporation ("Excell"). The Excell acquisition was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Excell. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the full year.

B.  REPOSITIONING COSTS
    -------------------

In the second quarter of 1999, the Company announced a human resources repositioning and retention program which was undertaken to enable the Company to retain, retrain, relocate, and strategically redeploy employees into its e-Business service offerings. The program includes employee retention bonuses, staff reductions, and the retraining, relocation and redeployment of certain employees. In the second quarter of 1999, the Company recorded expenses associated with these activities of $8.9 million. The $8.9 million of repositioning costs include $5.9 million of employee retention bonuses, $1.3 million of severance costs, and $1.7 million of costs to retrain, relocate, and redeploy certain employees. Costs related to retention bonuses, retraining, relocation and redeployment were incurred and substantially paid prior to the end of the second quarter of 1999. Staff reductions included approximately 55 professional staff and 17 administrative personnel. The plan to reduce these positions was approved by management prior to June 30, 1999, and each of the related individuals was aware of their severance benefits. At June 30, 1999 approximately $764,000 of the severance costs were paid and the remaining balance of $616,000 was paid during the third quarter of 1999.

C.  NET INCOME PER SHARE
    --------------------

The following table presents the calculation of earnings per share for the three and nine months ended September 30, 1999 and 1998 (in thousands except per share data):

                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                           ----------------------------    ----------------------------
                                                                1999            1998            1999            1998
                                                           ------------    ------------    ------------    ------------

Net income                                                      $10,736         $ 9,675         $19,384         $35,689
                                                           ============    ============    ============    ============

Basic:
    Weighted average number of common shares outstanding         60,209          58,410          59,738          57,846
                                                           ============    ============    ============    ============


        Net income per share                                    $   .18         $   .17         $   .33         $   .62
                                                           ============    ============    ============    ============

Diluted:
   Weighted average number of common shares outstanding          60,209          58,410          59,738          57,846
   Dilutive effects of stock options                                996           3,485           2,491           4,502
                                                           ------------    ------------    ------------    ------------
   Weighted average number of common and common
      equivalent shares outstanding                              61,205          61,895          62,229          62,348
                                                           ============    ============    ============    ============


        Net income per share                                    $   .18         $   .16         $   .32         $   .57
                                                           ============    ============    ============    ============

For the three and nine month periods ended September 30, 1999, outstanding options to purchase approximately 7.0 million and 3.8 million shares, respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive. For the three and nine month periods ended September 30, 1998, outstanding options to purchase approximately
2.9 million and 2.8 million shares, respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive.

D.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of September 30, 1999, the Company held foreign exchange forward contracts of approximately $5.8 million and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

E.  COMPREHENSIVE INCOME
    --------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                   ------------------------------    -----------------------------
                                                         1999             1998            1999             1998
                                                   -------------     ------------    ------------     ------------
Comprehensive income/(loss):
    Net income                                           $10,736          $ 9,675         $19,384          $35,689
    Other comprehensive income/(loss):
      Unrealized loss on marketable equity
       security,
       net of taxes of $59 for the three and nine
       month periods ended September 30, 1999                (97)               -             (97)               -
      Reclassification adjustment for gain on
       marketable equity securities included in
       net income, net of taxes of $753                        -                -          (1,255)               -
      Foreign currency translation adjustment              2,102            1,491          (3,566)              55
                                                   -------------     ------------    ------------     ------------
    Other comprehensive income/(loss)                      2,005            1,491          (4,918)              55
                                                   -------------     ------------    ------------     ------------
        Comprehensive income                             $12,741          $11,166         $14,466          $35,744
                                                   =============     ============    ============     ============


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

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any such existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Information about the Company's operating segments is presented as follows (in thousands):

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                              ---------------------------------     ---------------------------------
                                    1999              1998                1999              1998
                              --------------    ---------------     --------------    ---------------
Net revenues:
   North America                   $110,933           $104,778            $318,091          $316,083
   International                     57,302             48,296             165,013           135,792
                                -----------         ----------          ----------         ---------
     Consolidated                  $168,235           $153,074            $483,104          $451,875
                                ===========         ==========          ==========         =========
Income from operations:
   North America                   $  6,493           $ 10,823            $ 11,610          $ 43,877
   International                      4,957              3,008               9,440            12,149
                                -----------         ----------          ----------         ---------
     Consolidated                  $ 11,450           $ 13,831            $ 21,050          $ 56,026
                                ===========         ==========          ==========         =========


Total assets:
   North America                   $289,506           $242,146            $289,506          $242,146
   International                    103,535             88,816             103,535            88,816
                                -----------         ----------          ----------         ---------
     Consolidated                  $393,041           $330,962            $393,041          $330,962
                                ===========         ==========          ==========         =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), is an international management consulting and systems integration firm. Founded in 1991, the Company provides management consulting and systems integration services to transform its clients into e-businesses. Working in collaboration with "Global 1000", high-velocity middle market companies, and dot-com companies, the Company combines a deep understanding of New Economy issues with integrated, end-to-end services and a proven track record of rapid, guaranteed delivery. The Company provides the majority of its services on a fixed-time, fixed-price model with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames -- typically within three to twelve months.

Starting with the third quarter of 1999, the Company will report on the performance of its business along four principal service offerings: e-Business Solutions; Traditional IT Solutions; Network Solutions; and Change Management Solutions. E-Business Solutions consist of Cambridge's Interactive Solutions, Custom e-Business Solutions, E-Procurement and Supply Chain Solutions, and e-Customer Relationship Management ("e-CRM"). This information should enable the marketplace to more accurately understand the scope of the Company's e-business capabilities.

Within e-Business Solutions, Interactive Solutions services address marketing strategy, user experience, creative design, and technical infrastructure integration. Interactive Solutions include electronic commerce, extranet, intranet, online communities, interactive marketing, interactive service web sites, and knowledge management systems, and permit clients to build cyber-relationships with their customers, consumers, and distribution channels. The Company's Custom Software Solutions (CSS) offering implement and integrate custom software solutions for clients looking to integrate their systems or achieve a competitive strategic advantage by automating their proprietary and unique business processes. Custom e-Business Solutions integrates electronic commerce infrastructures with existing enterprise systems.

E-Procurement and Supply Chain Solutions services enable a client to electronically leverage its vendor relationships to efficiently purchase goods and services, as well as Web-enable key processes of an organization such as order fulfillment and expense management to improve the quality of information and decrease transaction costs. E-CRM provides innovative, customer-focused internet-based solutions that enable clients to attract and retain profitable customers and cultivate customer loyalty.

Traditional IT Solutions consist of that portion of Cambridge's Custom Solutions practice that does not qualify as Custom e-Business Solutions and would include the implementation of client-server applications. Traditional IT Solutions also include the implementation and customization of package software delivered by Cambridge's ERS service line outside of E-Procurement and Supply Chain Solutions, as well as those Customer Management Solutions (CMS) implementations outside of E-CRM.

These CMS services are typically delivered using packages from leading front office vendors, including Siebel, Clarify, and Vantive.

Network Services consists of the Cambridge Network Services offerings. Network Services offers a combination of network assessment, design and deployment services with a comprehensive set of integration skills to support a client's distributed computing environments. These solutions focus on providing clients the networking expertise needed to integrate all parts of an enterprise and address enterprise infrastructure, enterprise messaging, network operating systems, and enterprise strategy planning.

Change Management Solutions are delivered by Cambridge Management Consulting
(CMC). CMC helps its clients achieve rapid, tangible, high-payback operational improvements through the implementation of major change programs. These programs impact key business processes, management and decision-making systems, and roles and responsibilities and deliver financial and operational improvements identified at the commencement of an engagement. Most importantly, the programs help clients sustain those improvements delivered by focusing on behavioral change in the clients' management and staff, at all levels of their business.

Net revenues for the third quarter of 1999 increased 10% to $168.2 million compared to $153.1 million for the same period in 1998. Net income for the quarter ended September 30, 1999 increased 11% to $10.7 million, or $.18 per share (diluted). Included in net income for the third quarter of 1999 is a $4.4 million, or a $.05 per share (diluted) gain on equity investment related to the Company's investment in the Cambridge Technology Capital Fund I, L.P. (the "Fund"). This compares to net income of $9.7 million, or $.16 per share (diluted), for the quarter ended September 30, 1998, including business combination costs of $8.4 million, or $.09 per share (diluted), for the acquisition of Excell.

North American net revenues increased 6% to $110.9 million for the quarter ended September 30, 1999 compared to $104.8 million for the same period in 1998, while International net revenues grew 19% to $57.3 million in the third quarter of 1999 compared to $48.3 million in the third quarter of 1998. The increase in North American net revenues for the quarter ended September 30, 1999 compared to the same period in 1998 was due primarily to 41% growth in e-Business Solutions and was partially offset by a 21% decrease in Traditional IT Solutions. North American net revenues for the quarter ended September 30, 1999 represented 66% of total net revenues while International net revenues represented 34% of total net revenues for the same period. North American net revenues for the quarter ended September 30, 1998 represented 68% of total net revenues while International net revenues represented 32% of total net revenues for the same period in 1998. The International net revenue growth in the third quarter of 1999 compared to the third quarter of 1998 resulted from continued demand for the Company's services, primarily in Europe and Asia Pacific. Net revenues from the Company's European and Asia Pacific operations accounted for 31% of total net revenues in the quarter ended September 30, 1999, compared to 29% for the same period in 1998. Globally, net revenue growth for the third quarter of 1999 compared to the third quarter of 1998 was primarily driven by a 41% increase in the net revenues from e-Business Solutions, partially offset by a 14% decrease in Traditional IT Solutions. Traditional IT Solutions remains an integral part of the Company's service offerings as it strategically supports e-Business Solutions.

Total net revenues grew 3% to $168.2 million in the third quarter of 1999 compared to $163.5 million for the second quarter of 1999. In the third quarter of 1999, North American net revenues were $110.9 million, or 66% of total net revenues, compared to $109.7 million, or 67% of total net revenues for the second quarter of 1999. In the third quarter of 1999, International net revenues were $57.3 million, or 34% of total net revenues, compared to $53.8 million, or 33% of total net revenues, for the second quarter of 1999. The sequential growth in net revenues for the third quarter of 1999 compared to the second quarter of 1999 was primarily due to an 18% increase in e-Business Solutions and was partially offset by a 13% decrease in traditional IT Solutions.

Employee turnover was approximately 31%, excluding forced turnover, for the third quarter of 1999 compared to approximately 22%, excluding forced turnover, for the same period in 1998. The Company, along with the rest of the technology industry, continue to be challenged by employee turnover as companies compete for employees with the skill sets required to fulfill client demand. Company headcount totaled approximately 4,400 for both September 30, 1999 and December 31, 1998, as the Company continued to assess the skill sets necessary to address the changing market dynamics and focused on training, hiring, and assimilating appropriate personnel to service its clients.

On October 25, 1999, the Company announced that as it continues its transition to delivering a higher level of e-Business services, the skill sets required to deliver those solutions are in high demand. Issues surrounding turnover, project delays related to Year 2000, and the associated slowdown in ERP implementation services remain unclear for the remainder of 1999 and into the early part of 2000. As a result of these factors, the Company expects net revenues for the fourth quarter of 1999 to be in the range of $150.0 million to $155.0 million and expects a per share loss of approximately $.26 (diluted) to $.29 (diluted), reflecting a $12.0 million to $17.0 million pre-tax charge to operations related to an additional employee retention bonus program and the impact of decreased revenue. As the Company completes its fiscal year 2000 budget process, there may be additional initiatives undertaken that further decrease earnings for the fourth quarter of 1999. These expectations are subject to risks, which are discussed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
     THREE MONTHS ENDED SEPTEMBER 30, 1998

Total net revenues increased 10% to $168.2 million for the quarter ended September 30, 1999 compared to $153.1 million for the quarter ended September 30, 1998. North American net revenues increased by 6% to $110.9 million for the third quarter of 1999 compared to $104.8 million for the third quarter of 1998. International net revenues grew 19% to $57.3 million for the third quarter of 1999 from $48.3 million for the same period in 1998. The increase in total net revenues for the third quarter of 1999 compared to the third quarter of 1998 was principally due to a 41% increase in the net revenues from e-Business Solutions to $68.1 million from $48.2 million and net revenue increases from Network Solutions of 12% to $14.0 million from $12.4 million and Change Management Solutions of 7% to $32.1 million from $29.9 million. These increases were partially offset by decreases in the net revenues from Traditional IT Solutions of 14% to $54.0 million for the third quarter of 1999 from $62.6 million for the third quarter of 1998. The decrease in Traditional IT Solutions was partially due to the impact of clients' completing Year 2000 remediation work in lieu of software package implementations and custom client-server applications. Traditional IT Solutions remain an integral part of the Company's service offerings as it strategically supports e-Business Solutions.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $76.8 million, or 46% of net revenues, for the third quarter of 1999 compared to $68.3 million or 45% of net revenues, for the third quarter of 1998. The dollar and percentage increase resulted primarily from a 1999 retention bonus program and an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional project personnel over 1998 staff levels to support the increased volume of services delivered to clients. Worldwide project personnel headcount increased 4% to 3,594 employees at September 30, 1999 from 3,463 employees at September 30, 1998. Competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates in an attempt to cover the expected increase in project personnel costs.

General and administration expenses were $17.4 million or 10% of net revenues for the third quarter of 1999 compared to $16.8 million or 11% of net revenues for the third quarter of 1998. The dollar increase resulted primarily from a 1999 retention bonus program, and an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional personnel to support the Company's business. The dollar increase was also caused by increased recruiting cost associated with adding senior leadership positions as well as maintaining current staff levels. The percentage decrease was caused by higher net revenue growth for the quarter ended September 30, 1999 versus the same period in 1998 compared to the growth in general and administration expenses. Worldwide general and administrative personnel headcount increased 3% to 522 employees at September 30, 1999 from 509 employees at September 30, 1998.

Sales and marketing expenses were $15.9 million for the third quarter of 1999 compared to $13.8 million for the third quarter of 1998, reflecting 9% of net revenues for both periods. The dollar increase resulted primarily from a 1999 retention bonus program and an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional sales and marketing personnel to enable the Company to maximize potential client lead generation. The increase was also caused by an increase in travel, marketing and public relations costs. Worldwide sales and marketing personnel headcount increased 11% to 311 employees at September 30, 1999 from 279 employees at September 30, 1998. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab. The Management Lab enables clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting IT, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, non-billable project personnel costs, and training costs. Other costs were $46.6 million or 28% of net revenues for the third quarter of 1999 compared to $32.0 million or 21% of net revenues for the third quarter of 1998. The dollar and percentage increase from 1998 resulted principally from a decrease in project personnel utilization and billability, which increased non-billable project personnel costs. Also, increased travel, employee training, and facilities costs contributed to the dollar and percentage increase in other costs. The utilization and billability decreases, and corresponding increase in non-billable resources, were primarily caused by (i) costs associated with project overruns, (ii) higher than expected turnover, (iii) additional training requirements and delays in hiring employees with the skill sets required to support the changes in market demand for the Company's ERP services to the demand for e-business and other solutions, and
(iv) changes in the Company's project management. The Company continues to assess its hiring plans based upon a review of the skill sets required to reflect the change in market dynamics described above.

Included in other income for the third quarter of 1999 is a gain on equity investment of $4.4 million related to the Company's investment in the Fund compared to a gain of $514,000 for the third quarter of

1998. Also included in other income for the third quarter of 1999 is a foreign exchange gain of $604,000 compared to a foreign exchange loss of $132,000 for the third quarter of 1998.

The Company maintains monthly foreign exchange forward contracts in an attempt to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of September 30, 1999, the Company held foreign exchange contracts of approximately $5.8 million. As the Company grows its international business, it becomes increasingly subject to the risks associated with international operations, including fluctuations in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate for the third quarter of 1999 was 38.0% compared to 34.7% for the same period a year ago. The lower effective tax rate in the third quarter of 1998 was caused by an adjustment required to reduce the effective tax rate of 40% recorded during the first half of 1998 to an effective rate of 38% for the nine months of ended September 30, 1998. The reduction in the 1998 effective tax rate from 40% to 38% was primarily due to the favorable effects of continuing state tax rate minimization initiatives and global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net income increased 11% to $10.7 million or $.18 per share (diluted) in the third quarter of 1999 from $9.7 million or $.16 per share (diluted) for the same period in 1998. Net income for the third quarter of 1998 included business combination costs of $8.4 million, or $.09 per share (diluted), for the acquisition of Excell.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
     NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues increased 7% to $483.1 million for the first nine months of 1999 compared to $451.9 million for the first nine months of 1998 due principally to a 22% increase in e-Business Solutions from $143.0 million in 1998 to $174.0 million in 1999 and a 21% increase in Network Solutions from $33.6 million in 1998 to $40.5 million in 1999, partially offset by a 4% decrease in Traditional IT Solutions from $183.9 million in 1998 to $177.3 million in 1999. Change Management Solutions remained at $91.3 million for both periods. North American net revenues increased 1% to $318.1 million for the first nine months of 1999 from $316.1 million for the first nine months of 1998. International net revenues grew 21% to $165.0 million for the first nine months of 1999 from $135.8 million for the same period in 1998.

Project personnel costs were $230.1 million, or 48% of net revenues for the first nine months of 1999, compared to $205.7 million, or 46% of net revenues, for the first nine months of 1998. The dollar and percentage increase resulted primarily from costs associated with the Company's repositioning and retention program recorded during the second quarter of 1999, bonus and related costs recorded in during the third quarter of 1999 associated with the 1999 retention bonus program, an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional project personnel over 1998 staff levels to support the increased volume of services delivered to clients.

General and administration expenses were $55.4 million for the first nine months of 1999 compared to $50.4 million for the first nine months of 1998 million, reflecting 11% of net revenues for both periods. The increase primarily reflects a charge recorded during the second quarter of 1999 for client receivables determined to be potentially uncollectable, costs associated with the Company's repositioning and retention program recorded during the second quarter of 1999, the costs related to the 1999 retention bonus program recorded during the third quarter of 1999 and increases in payroll and payroll-related expenses and recruiting costs.

Sales and marketing expenses were $46.2 million, or 10% of net revenues, for the first nine months of 1999 compared to $42.8 million, or 9% of net revenues, for the first nine months of 1998. The dollar and percentage increase was primarily due to an increase in payroll and payroll-related expenses associated with increased wages and the hiring of additional sales and marketing personnel over 1998 staff levels to maximize potential client lead generation through its field marketing staff with subsequent services coordinated by its sales personnel, the retention bonus and related costs recorded in the third quarter of 1999, increase in travel and public relations costs, and costs associated with the Company's repositioning and retention program recorded during the second quarter of 1999.

Other costs were $130.4 million, or 27% of net revenues, for the first nine months of 1999 compared to $88.6 million, or 20% of net revenues, for the first nine months of 1998. The dollar and percentage increase from 1998 resulted principally from a decrease in project personnel utilization and billability, a provision for uncollectable project expenses due from clients recorded in the second quarter of 1999, and increased facility, travel, and employee training costs. The decrease in project personnel utilization and billability were primarily caused by costs associated with project overruns, costs associated with higher than expected turnover, delays in hiring employees with the skill sets required to support the changes in demand for the Company's ERP services to the demand for interactive and e-Business solutions, and changes in the Company's project management model that resulted in an increase in non-billable resources.

Included in other income for the first nine months of 1999 is a gain on equity investment of $5.8 million related to the Company's investment in the Fund. Also included in other income for the first nine months of 1999 is the gain on sale of marketable equity securities of $2.2 million.

The Company's effective income tax rate for the first nine months of 1999 and 1998 was 38%. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates and its geographic mix of revenue and income. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net income decreased 46% to $19.4 million or $.32 per share (diluted) for the nine months ended September 30, 1999 from $35.7 million or $.57 per share (diluted) for the same period in 1998. Adjusted to exclude a repositioning charge of $8.9 million, charges for client receivables of $4.2 million and a gain of $2.2 million on the sale of marketable equity securities, net income would have been $26.2 million, or $.43 per share (diluted), for the nine months ended September 30, 1999. Net income in 1998 includes $8.4 million of business combination costs or $.09 per share (diluted), for the acquisition of Excell.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate virtually debt-free and to enhance its working capital position during the quarter ended September 30, 1999. Working capital increased to $204.1 million at September 30, 1999, from $177.9 million at December 31, 1998. This increase was primarily due to increases in accounts receivable, unbilled revenue on contracts, and prepaid expenses and other current assets, and a decrease in income taxes payable, partially offset by a decrease in cash and cash equivalents and an increase in accrued expenses. The increase in unbilled revenue on contracts was caused by timing differences, including timing differences between contractual billing terms and percentage of completion revenue recognition requirements. As of October 31, 1999, a substantial portion of the unbilled revenue on contracts at September 30, 1999 had been billed. The Company's days sales outstanding in accounts receivable was 81 days for the third quarter of 1999 compared to 76 days for the quarter ended June 30, 1999, 78 days for the quarters ended March 31, 1999 and December 31, 1998 and 83 days for the quarter ended September 30, 1998. This increase was impacted by an invoicing system conversion and software issue that delayed the invoicing of fees for the first two months of the third quarter. The vendor has since resolved the problem, and the Company is billing on a normal basis. The Company continues to work toward a goal of 70 days sales outstanding in accounts receivable.

Net cash used in operating activities was $7.2 million in the first nine months of 1999, compared to net cash provided by operating activities of $32.4 million for the same period in 1998. The difference in net cash used in operating activities in 1999 compared to net cash provided by operating activities in 1998 was primarily caused by lower net income in 1999, a decrease in tax benefits from the exercise of stock options, an increase in prepaid expenses and other current assets, a decrease in accounts payable, and a decrease in income taxes payable, partially offset by a reduced increase in accounts receivable for the first nine months of 1999.

Capital expenditures of $18.1 million in 1999 were used principally for computer equipment to support the Company's operations, the consolidation of its Northeast operations and corporate functions into a new facility, and employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for the full year of 1999 are expected to approximate $26 million, principally for the consolidation of the Company's Northeast operations and corporate functions, and for leasehold improvements, personal computers, employee workstations, telecommunications and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made. The Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. At September 30, 1999, the Company was in compliance with these financial ratio requirements. As of September 30, 1999 and December 31, 1998, the Company had no balance outstanding under the Facility.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies providing products and services within areas of the Company's strategic expertise. A wholly owned subsidiary of the Company acts as the sole general partner of the Fund's general partner, and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. The balance of the Fund's capital has been provided by institutional investors and directors and employees of the Company. During the first nine months of 1999 the Company contributed $2.2 million to the Fund to bring its cumulative investment in the Fund to approximately $4.1 million. The Company's investment in the Fund resulted in a net gain of approximately $5.8 million for the nine months ended September 30, 1999.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, continued growth could place a strain on the Company's financial resources. The Company currently anticipates that existing cash and investment balances combined with cash generated from operations will be sufficient, at least through 2000, to meet the Company's working capital requirements and to fund the Company's operations. In order to meet client demand for the Company's services, the Company expects to continue to maintain its professional staff and to open additional sales and operations offices, as needed, in North America and internationally. The Company plans to continue to open offices and reposition personnel in response to anticipated demand for the Company's services. Operating results and liquidity may be adversely affected if market demand and revenues are different than anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, and regulatory conditions, could also adversely affect future results and liquidity.


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

The Company has conducted an assessment of its information technology ("IT") systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of upgrading and enhancing material internal systems to bring them into material Year 2000 compliance. These activities will be completed during the fourth quarter of 1999. The Company's material internal IT systems consist principally of accounting, human resources and sales force automation application software created by third parties, plus internally developed time and expense reporting and project accounting software applications. For the third-party software applications, the Company has obtained written confirmation that the software applications are Year 2000 compliant. Each of these third party applications were upgraded, as well as tested by the Company for Year 2000 compliance during the third quarter of 1999. The Company believes that its internally developed applications are now materially Year 2000 compliant. The Company's computer hardware platforms, principally servers, have been confirmed as Year 2000 compliant by the server manufacturers, and this has been supported by the Company's internal testing.

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

In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines, among others. The Company continues to obtain assurances from its landlords and material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of services. However, contingency plans developed by the Company may not prevent a service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company.

The Company has in place contingency plans to address failures in its major IT and non-IT systems. These plans will include identification of major systems, dependencies on third parties, and resources and strategies necessary to restore operations or work around failures. The failure of the Company's accounting systems resulting from a Year 2000 related power system outage at the Company's central data center, particularly at the end of a fiscal period, could represent a reasonably likely worst case scenario. The Company's contingency plan provides for back-up power systems that could support the data center, as well as the operation of a parallel disaster recovery site. There can be no assurances that any contingency plan will be adequate to address a service failure.

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


FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; the Year 2000 issue; the impact of the realignment of the Company's North American operations in 1999; e-business initiatives undertaken is response to customer demand; statements about the Company's charge for its human resources repositioning and retention program; estimated costs for additional retention programs; the Company's efforts to retain, retrain, relocate, and strategically redeploy employees; the Company's hiring efforts; increases in personnel and wages for the Company's personnel; the impact of varying compensation arrangements; geographic expansion and opening additional offices; the Company's goal for days sales outstanding in accounts receivable; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation, the number and significance of client engagements commenced and completed during a period; the number of working days in a period; employee hiring, retention, billability and utilization; the Company's ability to manage its growth; the Company's ability to manage the cost of its engagements and operating costs; changes in demand for the Company's services; changes in demand for third party products or solutions for which the Company performs integration services; risks associated with the Company's realignment of its North American operations from a geographic-based to a service line model, including the orientation of new management teams within the service line structure and the need to develop reliable forecasting tools for each service line within the organization; future initiatives in an attempt to adapt to changing market dynamics; the success of the Company's human resources repositioning and retention program; estimated costs for additional retention programs; changes in market conditions that could impact the value of securities owned by the Company or the Company's investment in the Cambridge Technology Capital Fund; turnover in senior management; the Year 2000 issue, including the effect of the Year 2000 issue on client purchasing patterns; competition; risks associated with international operations; the acceptance and profitability of the Company's services in new locations; the integration of acquired businesses; unanticipated negative outcomes of litigation involving the Company; and misappropriation of, or lack or loss of protection of, the Company's intellectual property. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of client assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to the Company's portfolio of short-term, investment grade municipal securities. The Company is also subject to risk relating to fluctuating interest rates to the extent that it incurs any borrowings under its credit facility. The foreign exchange rate risk relates to the Company's investment in foreign exchange contracts which are entered into in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The Company believes that interest rate risk and foreign currency exchange rate risk are both immaterial to the Company.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)  Exhibits:

     3(i)(1) Amended and Restated Certificate of Incorporation of the Company, as amended.

     3(ii)(2) Amended and Restated By-laws of the Company.

     4.1(3) Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC ( the "Rights Agreement").

     4.2(4) Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.

     10.1 Amended and Restated Service Agreement between the Company and Gerard Van Kemmel, dated July 12, 1999.

     10.2 Agreement between the Company and James K. Sims, dated as of September 1, 1999.

     11       Statement Regarding Computation of Per Share Earnings.

     27       Financial Data Schedule.



--------------------------------------------------------------------------------

     (1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
     (2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
     (3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
     (4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.


(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  November 15, 1999    By: /s/ Arthur M. Toscanini
                                       ------------------------
                                       Arthur M. Toscanini
                                       Executive Vice President and
                                          Chief Financial Officer

                                    By: /s/ Louis P. Persico
                                       ---------------------
                                       Louis P. Persico
                                       Vice President, Controller and
                                          Chief Accounting Officer

                                  EXHIBIT INDEX


     Exhibit No.       Description
     -----------       -----------

     3(i)(1)   Amended and Restated Certificate of Incorporation of the
               Company, as amended.
     3(ii)(2)  Amended and Restated By-laws of the Company.
     4.1(3)    Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC ( the
               "Rights Agreement").
     4.2(4)    Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services,
               LLC.
     10.1      Amended and Restated Service Agreement between the Company and
               Gerard Van Kemmel, dated July 12, 1999.
     10.2      Agreement between the Company and James K. Sims, dated as of
               September 1, 1999.
     11        Statement Regarding Computation of Per Share Earnings.
     27        Financial Data Schedule.

--------------------------------------------------------------------------------


(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.