Form 10-Q/A
period 1999-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2000-03-14
CIK 895462

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A
       (Mark One)

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of October 31, 1999 there were 60,407,583 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------

PART II - OTHER INFORMATION:

Item 6:  Exhibits and Reports on Form 8-K                             3

SIGNATURES                                                            4

EXHIBIT INDEX                                                         5

The purpose of this first Amendment to the Registrant's Current Report on Form 10Q for the period ended September 30, 1999 (the "Current Report") is to include two exhibits that were listed as exhibits to the Current Report but were inadvertantly omitted from the electronic filing made to the Securities and Exchange Commission on November 15, 1999. The two previously omitted exhibits are included herewith as Exhibits 10.1 and 10.2.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     3(i)(1)   Amended and Restated Certificate of Incorporation of the Company,
               as amended.
     3(ii)(2)  Amended and Restated By-laws of the Company.
     4.1(3)    Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC ( the "Rights
               Agreement").
     4.2(4)    Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services,
               LLC.
     10.1      Amended and Restated Service Agreement between the Company and
               Gerard Van Kemmel, dated July 12, 1999.
     10.2      Agreement between the Company and James K. Sims, dated as of
               September 1, 1999.
     11(5)     Statement Regarding Computation of Per Share Earnings.
     27(6)     Financial Data Schedule.

--------------------------------------------------------------------------------

               (1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
               (2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
               (3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
               (4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
               (5) Incorporated herein by reference to Exhibit 11 to the Company's Report on Form 10-Q for the period ended September 30, 1999.
               (6) Incorporated herein by reference to Exhibit 27 to the Company's Report on Form 10-Q for the period ended September 30, 1999.

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



        CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



          Date:  March 12, 2000         By: /s/ John J. Gavin
                                           -----------------------------
                                           John J. Gavin
                                           Executive Vice President and
                                             Chief Financial Officer

                                        By: /s/ Louis P. Persico
                                           -----------------------------
                                           Louis P. Persico
                                           Vice President, Controller and
                                             Chief Accounting Officer

                                 EXHIBIT INDEX


     Exhibit No.         Description
     -----------         -----------

     3(i)(1)   Amended and Restated Certificate of Incorporation of the Company,
               as amended.
     3(ii)(2)  Amended and Restated By-laws of the Company.
     4.1(3)    Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC (the "Rights
               Agreement").
     4.2(4)    Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services,
               LLC.
     10.1      Amended and Restated Service Agreement between the Company and
               Gerard Van Kemmel, dated July 12, 1999.
     10.2      Agreement between the Company and James K. Sims, dated as of
               September 1, 1999.
     11(5)     Statement Regarding Computation of Per Share Earnings.
     27(6)     Financial Data Schedule.

--------------------------------------------------------------------------------

               (1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
               (2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
               (3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
               (4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
               (5) Incorporated herein by reference to Exhibit 11 to the Company's Report on Form 10-Q for the period ended September 30, 1999.
               (6) Incorporated herein by reference to Exhibit 27 to the Company's Report on Form 10-Q for the period ended September 30, 1999.