Form 10-K
period 1999-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2000-03-30
CIK 895462

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to___________.

                         Commission File Number 0-21040

                          CAMBRIDGE TECHNOLOGY PARTNERS
                              (MASSACHUSETTS), INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                  06-132-0610
  (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

      Eight Cambridge Center
     Cambridge, Massachusetts                              02142
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $771,275,552 based on the last reported sale price of $14.938 on The Nasdaq National Market on March 22, 2000, as reported by Nasdaq.

     As of March 22, 2000, there were 62,810,077 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this report.

================================================================================

                                                                          PART I

ITEM 1.  BUSINESS.

Introduction

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge" or the "Company") performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes - the information technology that defines the "New Economy." Founded in 1991, the Company combines electronic business and digital (Internet) strategy consulting and cross-enterprise, software integration services to "Global 1000" organizations worldwide, delivering rapid end-to-end business solutions, usually on a fixed-time, fixed-price basis. Cambridge's services include digital business strategies, e-commerce technical solutions consulting, Internet user experience design, advanced software application integration, custom software solutions, network solutions, enterprise resource solutions, change management consulting, and integrated management consulting across various industrial sectors and the entire scope of the value chain of the Company's clients.

Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. This market trend represents a growth opportunity for Cambridge. Cambridge groups its services into three lines of business, "eBusiness," "eIntegration" and "Change Management Consulting." Prior to this realignment, the Company's services had been organized in six service lines since October 1998: Cambridge Management Consulting, Customer Management Solutions, Interactive Solutions, Custom Software Solutions, Enterprise Resource Solutions, and Network Services.

The Company's largest business unit, the North America Business Unit, is responsible for all eBusiness and eIntegration service offerings in North America; outside of North America, country and regional managers have responsibility for the same service offerings in their respective geographic areas. Responsibility for the Company's worldwide Change Management Consulting group is centralized in the United Kingdom, where it was based when Cambridge acquired it. By organizing responsibility for its services outside of North America according to culturally similar regions, the Company can operate more effectively within the cultural, economic and technological differences among countries where its customers do business. In 1999, 1998 and 1997, 37%, 30% and 31%, respectively, of the Company's total revenues derived from sources outside the United States.

The Company provides the majority of its services on a fixed-time, fixed-price model, with client involvement at all stages of the process. In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames - typically within three to twelve months.

The Company holds investments in new and existing companies through its investment in the Cambridge Technology Capital Fund I, L.P. The Company also makes strategic investments in new and existing companies through the recently-announced NEWCO Investment Strategy, which will make its first investments in 2000. See "Cambridge Technology Capital Fund I, L.P." and "NEWCO Investment Strategy."

The Company's headquarters are located in Cambridge, Massachusetts. The Company has a total of 55 offices worldwide, with regional sales and operations facilities across the United States and in Western Europe, Latin America and Asia/Pacific.

Cambridge's Services

The Company combines its service offerings to rapidly deliver end-to-end business systems that are designed to create immediate, improved financial results for clients. To achieve these objectives, the Company often uses its rapid deployment methodologies. The Company believes that, where applicable, this approach enables it to deliver results in time frames significantly shorter than those of its competitors, typically within three to twelve months. The Company offers a comprehensive set of services which can be deployed individually or in a combination.

eBusiness Service Offerings

Cambridge's eBusiness group addresses its clients' internal and external online business needs and bring together many of the Company's existing skills and competencies in order to respond to the market opportunity presented by the use of the Internet as a value exchange mechanism. The eBusiness group is organized to accelerate Cambridge's clients' transition to the New Economy by defining new digital strategies and deploying advanced interactive solutions that incorporate strategy, technology and user experience design. The skills needed to deliver these services include the cognitive and creative elements of user interface design; the management, localization and personalization of content; the integration of user interface and transaction processing systems; the management and administration of web based e-commerce solutions; and the creation and operation of trading exchanges and blended media service centers that put the power of the Internet at the disposal of our clients' customers. The Company's eBusiness services address marketing strategy, user experience, creative design, and technical infrastructure integration. These solutions include e-commerce, extranet, intranet, online communities, online procurement, interactive marketing, interactive service web sites and knowledge management systems and permit clients to build cyber-relationships with their customers, consumers, and channels. In 1999 and 1998, eBusiness services comprised 39% and 31%, respectively, of the Company's total revenues.

     DIGITAL BUSINESS STRATEGY. Cambridge's Digital Business Strategy services comprise elements of the Company's former IT Strategy and Interactive Solutions groups. In a Digital Business Strategy assignment, the Company works with the client to identify and prioritize the e-commerce initiative best suited for the client's business goals. The Company uses a Strategy Workshop to address the client's internal factors that could contribute to or impede the success of an e-commerce endeavor and conducts an external assessment through which it focuses on competition and e-commerce best practices from other industries. Typically, a strategy and work plan is developed from this workshop that serves as the foundation for product definition and the implementation of a technical solution. During the product definition phase, the Company defines the scope of the engagement. The team interacts with the client's customers to understand the design context and considers available technology choices. The team also develops the processes and corresponding changes in organizational structure that will be required and begins executing the communications and other plans developed during the Strategy Workshop.

     ELECTRONIC COMMERCE. The Company deploys its e-commerce technical solutions
- customer, commerce and e-Market solutions for the New Economy - using Cambridge's strategic and architectural expertise. Cambridge deploys these solutions using its Customer-Oriented Rapid Application Development ("CoRAD") methodology. The CoRAD methodology is a balanced approached that brings together a multi-disciplinary team drawn from four critical disciplines for an electronic business solution's success: technical, business, creative, and cognitive. Cambridge's Electronic Commerce group is comprised of elements of the Company's former Interactive Solutions group.

Cambridge's electronic Customer Management Solutions ("e-CMS") services provide innovative, Internet-based, customer-focused solutions that enable the Company's clients to attract and retain profitable customers and cultivate customer loyalty. Customer Management solutions can include: customer loyalty programs, customer service and support solutions, sales force automation, computer telephony integration, training and assimilation solutions, and enterprise marketing solutions. These solutions are typically delivered using packages from leading front office vendors, including Siebel, Clarify, and Vantive.

     UXDESIGN. Cambridge's Uxdesign service delivers well-crafted online experiences that encompass all areas of user-facing design. The Uxdesign service was formed in August 1999. It adds user-facing design to Cambridge's other services and offerings. With centers in Atlanta, New York, and San Francisco, this new group focuses on designing and developing online experiences that are sensitive to users' needs and clients' brands. This approach helps clients translate or establish their e-commerce businesses, thereby easing and increasing business transactions, partners, and stakeholders benefits, while improving overall processes in their business models. The Uxdesign group's collective expertise in cognitive design, interactive content, visual design, and user interface development contributes to the Company's ability to provide its clients with end-to-end eBusiness solutions.

     eMARKETS. Cambridge's eMarkets service is being organized to offer a new offering aimed at building free-standing Internet-based trade exchanges. Cambridge intends to target selectively industries and companies that seek to build free-standing, value-exchanging entities between sellers and buyers of goods and services. Such entities, known as e-markets, will require significant business and systems integration services to operate. Cambridge intends to offer such services, along with other capabilities, to individual companies and consortiums participating in and building e-markets.

eIntegration Service Offerings

Cambridge's eIntegration group encompasses the Company's system integration services that were formerly offered under the names "Custom Software Solutions," "Enterprise Resource

Solutions," "Customer Relationship Management Solutions," "Network Services" and "Assimilation Solutions." These services address the growing market opportunity of transforming the Company's clients to network-based businesses. Cambridge's eIntegration services offerings leverage the Company's traditional experience in designing custom systems, implementing package solutions, and structuring change management. These services are structured to accelerate Cambridge's clients' transition to new technologies through extra-enterprise integration of advanced technologies, architectures and services and through intra-enterprise development and deployment of mission-critical systems in selected sectors. In 1999 and 1998, eIntegration services comprised 42% and 49%, respectively, of the Company's total revenues.

     e-SECTOR SOLUTIONS. The Company's e-Sector Solutions service develops and leverages Cambridge's industry-specific knowledge, skills and technologies to provide New Economy integrated solutions to customers in selected industries, including financial services, energy/utility services, high technology manufacturing and telecommunications services.

     ADVANCED APPLICATION INTEGRATION. The Company's Advanced Application Integration ("AAI") service (formerly called "Custom Software Solutions") implements and integrates custom solutions for clients looking to integrate their systems or achieve a competitive strategic advantage by automating their proprietary and unique business processes. AAI delivers its services to clients across industries using object-oriented, and enterprise application integration technologies. AAI has particular expertise in the areas of meta data, identification, security, semantics, processes, information exchange, data warehousing and money management and trading solutions.

The Network Solutions service (formerly "Network Services") offers a combination of network assessment, design, and deployment services with a comprehensive set of integration skills to support a client's open systems. The Company believes that network performance and reliability are critical in a distributed computing environment and the Network Solutions group provides clients with expertise that helps ensure applications perform as planned. The Company offers its client's these services using a rapid facilitated workshop approach, led by technical consultants with access to the Company's depth and breadth of application and technology expertise. Network Solutions services are offered on an integrated basis with other service offerings, as well as on a stand-alone basis.

     e-ENTERPRISE. The Company's e-Enterprise service (formerly called "Enterprise Resource Solutions") supports customers in the implementation, modification, integration, and extension of Enterprise Resource Planning ("ERP") solutions throughout an organization. Many organizations use ERP applications to manage information across the enterprise, in areas such as finance, human resources, distribution, manufacturing or supply chain management. e-Enterprise provides customization and implementation services for software products supplied by PeopleSoft. e-Enterprise also provides business process design and consulting services that leverage the capabilities of the major ERP and supply chain management applications, such as those developed by PeopleSoft. The Company's clients may purchase services for a full e-Enterprise deployment or elect to purchase only a portion of these services.

The e-Enterprise service also includes the Company's supply chain implementation groups of the former Enterprise Resource Solutions service offering. Supply chain management is the coordination of material, information and financial flows between and among participating enterprises. In the New Economy, the supply chain consists of multiple companies that function as efficiently and effectively as a single company, with full information visibility and accountability. The Company is working to integrate its supply chain service offerings with its enterprise resource planning and customer relationship management services. These combined services will allow the Company's clients to leverage the technologies of the New Economy as they manage their inbound and outbound logistics, enterprise operations, marketing and sales activities, and customer service and support.

     ASSIMILATION AND POST-LAUNCH SERVICES. The Assimilation and Post-Launch Services offering (formerly "Assimilation Solutions") is designed to assist clients in realizing the benefits of technology solutions through organizational change management and production support for New Economy solutions. The Company's Assimilation and Post-Launch Services service offers a comprehensive suite of education services, technical training, and technology assimilation tools that provide end users and IT professionals with the skills to use technology solutions that the client has implemented.

Through its rapid roll-out assimilation and support services, the Company identifies and creates an assimilation plan that is consistent with the client's business objectives, resources and time constraints. To encourage use of and generate excitement for the new technology, the Company creates and targets messages to the client's organization. The Company also studies the client's day-to-day functions to develop employee training courses, curricula, materials and exercises that are based on real-life business scenarios. The Company conducts instructor-lead training and offers creative delivery methods including computer-based training, Internet-based training, and distance learning. To ensure that the assimilation solution delivers anticipated results, the Company conducts regular quality reviews, conducts focus groups to determine training effectiveness, and evaluates usage of the new technology.

Within Assimilation and Post-Launch Services, the Company's Application Management Services ("AMS") group provides enterprise application support and management solutions. These services are designed to improve clients' return on their technology investments and increase overall user satisfaction with new applications. AMS services are separated into two major categories - Roll-out Planning and Delivery services and Production Support and Maintenance services. Roll-out Planning and Delivery services address a client's readiness to implement an application. In delivering these services, the Company works with the client to identify hardware and software needs, resource and skill requirements, and the processes required to support the application. Production Support and Maintenance services are comprised of code maintenance, application support and technology support for existing applications. Currently, AMS provides application maintenance methodologies and services for solutions the Company has developed and implemented. The Company anticipates extending this service offering to include supporting applications that have been developed by other systems integrators.

     EXCELL DATA CORPORATION. Excell Data Corporation ("Excell") is a wholly-owned subsidiary of the Company. Excell is a consulting firm and systems integrator of Microsoft-centric solutions, providing staff augmentation and project delivery services on a contract basis for hourly fees. Excell extends the Company's capabilities in the network services market to include implementation of multi-vendor applications, messaging systems, and network systems in heterogeneous network environments.

Change Management Consulting

     The Cambridge Management Consulting ("CMC") organization provides integrated change management consulting services to support clients across various industrial sectors, and across the entire scope of the value chain, in the rapid implementation of sustainable improvements capable of transforming their businesses. In 1999 and 1998, CMC services comprised 19% and 20%, respectively, of the Company's total revenues.

CMC helps its clients achieve rapid, tangible, high-payback operational improvements through the implementation of major change programs, known as Change Implementation. These programs impact key business processes, management and decision-making systems, and roles and responsibilities and deliver financial and operational improvements identified at the commencement of an engagement. The improvements delivered are sustained by behavioral change in the client's management and staff, at all levels of their business.

Change Implementation focuses on improvements to operational performance such as reducing time from design to market, increasing operating capacity, reducing operating costs, shortening of product cycle times, reducing inventory and improving customer acquisition and retention. A successful Change Implementation solution is dependent upon the full participation of the client. The Company's implementation process involves the Company's consultants working full-time, on site with the client at all levels of their business to develop and implement the required changes in the business. Change Implementation programs harness the knowledge, skills and enthusiasm within a client's business, and leverage these with Cambridge's industry and process knowledge and implementation expertise. Where appropriate, CMC utilizes the Company's systems integration capabilities to provide a leading-edge technology platform for the improvement program.

CMC provides services for major organizations across a range of industries, building focused practices in specific sectors including Oil and Gas, Chemicals, Engineering, Automotive, Financial Services and Consumer Goods. To support its ability to add significant value to clients across the value chain, the Company has developed specific approaches and capabilities in the areas of asset management, supply chain management, product and process leadership, customer loyalty and knowledge management.

Cambridge Technology Capital Fund I, L.P.

Cambridge Technology Capital Fund I, L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies for the purpose of capital appreciation. A wholly-owned subsidiary of the Company acts as the general partner of the Fund's general partner. The Company's capital commitment to the Fund is approximately $6.0 million, of which approximately $4.9 million has been contributed as of December 31, 1999. The balance of the Fund's capital has been provided by institutional investors, directors of the Company and other individuals. The Company's investment in the Fund resulted in a net gain of approximately $29.6 million for the year ended December 31, 1999 and $798,000 for the year ended December 31, 1998. At December 31, 1999, the Company has received approximately $2.2 million of common stock distributions from the Fund. See Note N of the Notes to the Consolidated Financial Statements. In early 2000, a successor venture capital fund, Cambridge Technology Capital Fund II, L.P., commenced fund raising with a target committed capital of $150 million.

NEWCO Investment Strategy

In December 1999, Cambridge announced its "NEWCO" investment strategy. The Company intends to finance and develop new and existing New Economy companies, using a combination of the knowledge and skills of Cambridge's employees, capital from internal sources, and relationships with venture capital firms. The goals for the NEWCO investment strategy are to increase shareholder value, to supplement Cambridge's e-business services consultancy model, and to attract and retain high-competency employees. The focus of NEWCO investments is primarily strategic in nature, specifically to strengthen Cambridge's core business and to enable expansion into new services, e-technologies, infrastructures and markets. The NEWCO management team began in January 2000 to identify potential investments, with the goal of building an extended network of companies that compliment Cambridge's existing service offerings and help Cambridge penetrate new markets and industries. The NEWCO management team will initially target investments in Internet services, Internet technology and infrastructure, and Internet-based markets. Its investment criteria are based on traditional venture capital practices, with the additional requirement that the investment support Cambridge's strategic intent. The NEWCO management team also plans to collaborate with the Cambridge Technology Capital Fund I in identifying joint investment opportunities. The Company made no NEWCO investments and had no NEWCO operations in 1999. The Company does not hold itself out as an "investment company," as that term is defined in the Investment Company Act of 1940, as amended.

Concentration of Revenues

No customer accounted for more than 5% of the Company's net revenues in 1999, 1998, or 1997. In many cases the Company's consulting and software development and implementation services are delivered in connection with a major information technology project initiated by a client's senior management, board of directors, line of business executive or information systems department. Since the implementation of a strategic business solution may result in fees to the Company exceeding $1,000,000, most customers undertake these projects on an irregular basis. Accordingly, the Company expects that the existence and identity of its largest customers may change from year to year. The Company does not believe that any service line is seasonal.

Sales and Marketing

The Company has a dedicated sales and marketing organization to market and sell its services. The Company's sales and marketing organization consists of 114 North America Business Unit employees and 25 CMC employees operating in North America and 112 employees operating in

Europe, Latin America and the Pacific Rim. These employees address markets and client opportunities on a geographic and service-line basis.

This organization is comprised of a dedicated sales force, field marketing and business development staff, and relationship-marketing specialists termed "managing partners." These managing partners are responsible for driving longer-term relationships and demand among the Company's primary clients and act as the central point of contact for these clients. Together, these functions work towards identifying, building and maintaining client relationships for the Company.

The Company's vendor relationships provide a highly-leveraged approach to building marketing awareness. Cambridge is working closely with strategic partners, integrating technology and service companies to provide unique solutions that provide added value to our clients. These partners are selected for their market leadership and the Company's expectation of a cultural match with Cambridge. The Company has built strong relationships with many of the industry's leading hardware and software providers, including Broadvision, Clarify, Commerce One, E.piphany, GTE Inetworking, Hewlett-Packard, Interworld, Interwoven, Microsoft, Netscape, PeopleSoft, Siebel, Sun Microsystems and Vantive. Those vendors provide a source of leads for the Company in addition to providing joint funding on occasion, content expertise and additional name recognition for marketing events and programs. The vendors are not contractually obligated to continue to participate in any of those programs and are not prohibited from entering into similar arrangements with the Company's competitors.

Since December 1998, the Company has maintained a strategic alliance with Microsoft Corporation. Under this agreement, the Company delivers scalable, replicable solutions based on the Microsoft(R) enterprise platform, with emphasis on e-commerce, customer loyalty, data warehousing and investment trading platforms, and on Microsoft COM+ technology and the Microsoft Visual Studio(R) development system. The Company is also committed to increasing its number of Microsoft Certified Systems Engineers (MCSEs) and Microsoft Certified Solution Developers (MCSDs).

The Company holds marketing seminars and sponsors industry conferences to promote its service offerings and to provide clients with insight on key business and technology issues. The Company also conducts on-site educational events for senior management in client organizations, hosts marketing events geared toward client needs, and takes additional steps to build relationships with its key clients. In addition, this approach allows the Company to cross-sell its services and solutions so that clients can take advantage of the full breadth of its offerings.

The Management Lab

The Management Lab is the Company's research and education arm, chartered with providing intellectual guidance and thought leadership to clients facing the issues associated with adopting advanced information technology. Its programs include: the Lyceum, Executive Education Programs, Customized Learning Programs, and The Directors Institute on Information Technology.

Markets and Clients

The Company markets its services to a wide variety of industries, and its clients include a diverse group of business organizations seeking to achieve competitive advantage. To date, the Company's marketing efforts have been directed toward clients on the basis of business needs rather than industry group and the Company believes that no single industry has been material to the Company's success. The projects described below are representative of the types of projects undertaken by the Company's clients. Because of the costs involved in implementing a strategic solution, clients may undertake projects on an irregular basis and level of services performed for individual clients varies from year to year.

Since its inception, the Company has utilized client/server technology, and, increasingly since 1998, the Internet, to deliver innovative IT solutions for clients. The Company believes that these solutions have helped provide clients with competitive advantages by focusing on high value-added areas such as distribution, sales and marketing, and customer management.

Competition

The markets in which the Company competes include a large number of participants, is subject to rapid changes, and is highly competitive. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment companies such as Compaq Computer Corporation, Hewlett-Packard Company, and IBM; facilities management and MIS outsourcing companies, "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as American Management Systems, Andersen Consulting, AnswerThink, Cap Gemini America, the consulting division of Computer Sciences Corporation, Consulting Group Incorporated, Electronic Data Systems Corporation, Gen3 Partners, Razorfish, Renaissance Worldwide Incorporated, Sapient Corporation, Scient, Technology Solutions Corporation, Viant, and numerous smaller consulting companies, including those established or staffed by former employees of the Company. The Company also faces competition from information services organizations within potential clients.

Some participants in the e-commerce consulting and software development markets have significantly greater financial, technical and marketing resources and greater name recognition than the Company, and generate greater systems consulting and integration revenues than does the Company. In addition, the Internet consulting, custom software development and systems integration markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. However, the Company believes that its rapid development methodology, coupled with its high quality standards, open systems philosophy, client/server and Internet architecture approach, and fixed-price contracting practices, distinguish it from its competitors. The Company believes that the principal competitive factors in the consulting and information technology industry include responsiveness to client needs, speed of application software development, speed and effectiveness of business solution development and implementation, quality of service, price, project management capability, technical expertise, and identifiable results. The Company believes it competes favorably with respect to these factors.

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

Human Resources

As of December 31, 1999, the Company had a total staff of 4,200 employees, including 3,375 project personnel, 254 in sales and marketing and 571 in the general and administrative staff.

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

The Company's success will depend in large part upon its ability to attract, retain and motivate highly skilled employees, particularly project managers and client partners and other senior technical personnel. Qualified project managers are in particularly great demand and are likely to remain a limited resource for the foreseeable future. In 1999, the Company suffered from a historically high employee turnover rate of 30%. The Company believes, however, that its new strategies for attracting, developing and retaining high-quality professionals will support present operations and anticipated future growth. In addition to Cambridge's traditional emphasis on training, its policy of promoting from within, and its methodology (which allows associates to progress with one client through multiple phases of a project, thereby maximizing the learning process and maintaining the professional challenge), the Company has committed substantial capital in 2000 to increasing employee compensation, training and personal development. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so. Failure to do so could have a material adverse effect on the Company's future results of operations.

None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Intellectual Property Rights

The Company's success is partially dependent upon its software deployment and consulting methodologies and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. The Company holds no patents or registered copyrights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

Although the Company believes that its services and products do not infringe on the intellectual property rights of others, the Company cannot give assurance that such a claim will not be asserted against the Company in the future.


ITEM 2.  PROPERTIES.

The Company's headquarters and principal administrative and sales and marketing operations are located in approximately 177,000 square feet of leased space in Cambridge, Massachusetts. The Company also maintains offices and leases office space in the various locations in which it maintains branches and in which its subsidiaries operate. The Company has regional sales and operations facilities in the United States located in: Atlanta (GA), Bridgewater (NJ), Cambridge (MA), Chicago (IL), Columbus (OH), Dallas (TX), Denver (CO), Detroit (MI), Houston
(TX), Los Angeles (CA), Miami (FL), Minneapolis (MN), New York (NY), Newport Beach (CA), Philadelphia (PA), Phoenix (AZ), Pittsburgh (PA), Red Bank (NJ), San Francisco (CA), San Juan (PR), San Mateo (CA), San Ramon (CA), Seattle (WA), and Washington D.C. In Canada, the Company has an office in Toronto. European regional sales and operations facilities are located in: Vienna, Austria; Brussels, Belgium; Copenhagen, Denmark; Paris and Versailles, France; Frankfurt and Munich, Germany; Dublin, Ireland; Milan, Italy; Amsterdam and Woerden, Netherlands; Oslo, Norway; Malmo and Stockholm, Sweden; Geneva and Zurich, Switzerland; London, Manchester, Reading and Richmond, United Kingdom. Other offices include: Melbourne and Sydney, Australia; Sao Paolo, Brazil; Bangalore, Mumbai and Deli, India; Tokyo, Japan; Mexico City, Mexico; and Caracas, Venezuela.

Management of the Company believes that its facilities are suitable and adequate for its near term needs.


ITEM 3.  LEGAL PROCEEDINGS.

On August 31, 1998, the Company acquired Excell Data Corporation ("Excell"). On November 19, 1998, certain of the former shareholders of Excell filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the

Company filed a counterclaim against such former stockholders of Excell which alleges breach of contract. On March 2, 2000, the United States District Court for the District of Massachusetts granted Cambridge's motion for summary judgment, dismissing the complaints of the former shareholders of Excell in their entirety.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           Price Range of Common Stock

The Company's Common Stock is currently quoted on the Nasdaq National Market ("Nasdaq") system under the symbol CATP. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of the Company's Common Stock as reported by Nasdaq.


                                                   High                Low
                                                   ----                ---
Fiscal Year
1998:
First Quarter                                      50.88                35.25
Second Quarter                                     57.88                45.56
Third Quarter                                      58.38                19.06
Fourth Quarter                                     24.50                13.38
1999:
First Quarter                                      32.25                10.63
Second Quarter                                     20.75                11.50
Third Quarter                                      21.06                12.50
Fourth Quarter                                     27.00                10.81


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

                                  Stockholders

As of March 22, 2000, there were approximately 2,786 stockholders of record of the Company's common stock.

                     Recent Sales of Unregistered Securities

On August 27, 1999, the Company awarded 300,000 shares of restricted common stock to Jack L. Messman in connection with his election as President and Chief Executive Officer of the Company. The closing price of the Company's common stock on that date was $14.438, and Mr. Messman is required to pay the Company the par value of the shares, $.01 per share. The Company's right to repurchase the shares of restricted stock expires as follows: (i) 33.33% on December 31, 2000, (ii) 33.33% on the earlier to occur of either July 31, 2002 or the first date on which the closing price of the Company's common stock equals or exceeds $28.876, and (iii) 33.33% on the earlier to occur of either January 31, 2003 or the first date on which the closing price of the Company's common stock equals or exceeds $36.095. Dividends would be paid on the restricted stock in the event that dividends are paid on common stock. The shares of restricted common stock were issued to Mr. Messman pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering. The proceeds of the $3,000 par value purchase price will be used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below as of and for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995, have been derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.


                                                                                  Years Ended December 31,
                                                          -------------------------------------------------------------------------
(in thousands, except per share data)                        1999            1998            1997            1996            1995
                                                          ---------       ---------       ---------       ---------       ---------
Consolidated Statement of Operations Data:
Revenues                                                  $ 628,111       $ 612,041       $ 438,329       $ 294,527       $ 194,094
Costs and expenses:
      Project personnel                                     316,931         272,263         203,928         138,706          92,924
      General and administration                             94,590          66,454          47,445          34,239          24,348
      Sales and marketing                                    66,042          56,947          40,668          25,270          20,041
      Other costs                                           182,497         126,970          84,582          55,544          30,739
      Business combination costs                                 --           8,400           4,760           1,195           1,333
                                                          ---------       ---------       ---------       ---------       ---------
            Total operating expenses                        660,060         531,034         381,383         254,954         169,385
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) from operations                               (31,949)         81,007          56,946          39,573          24,709
Other income (expense):
      Interest income, net                                    2,727           2,233           1,824             877             364
      Gain on equity investments                             29,556             798             188              --             909
      Gain on sale of marketable
         equity securities                                    2,228              --              --              --              --
      Foreign exchange (loss) gain                              856            (934)           (122)           (141)             92
                                                          ---------       ---------       ---------       ---------       ---------
            Total other income                               35,367           2,097           1,890             736           1,365
                                                          ---------       ---------       ---------       ---------       ---------

Income before income taxes                                    3,418          83,104          58,836          40,309          26,074
Provision for income taxes                                    1,299          31,164          25,054          16,317          10,145
                                                          ---------       ---------       ---------       ---------       ---------
Net income                                                $   2,119       $  51,940       $  33,782       $  23,992       $  15,929
                                                          =========       =========       =========       =========       =========
Basic net income per share                                $     .04       $     .90       $     .62       $     .46       $     .32
                                                          =========       =========       =========       =========       =========
Diluted net income per share                              $     .03       $     .83       $     .55       $     .40       $     .28
                                                          =========       =========       =========       =========       =========
Weighted average number of common
      shares outstanding                                     60,004          58,079          54,632          52,054          49,992
                                                          =========       =========       =========       =========       =========
Weighted average number of common
      and common equivalent shares
      outstanding                                            61,745          63,301          60,775          59,573          56,798
                                                          =========       =========       =========       =========       =========


Consolidated Balance Sheet Data:                                                         December 31,
                                                          -------------------------------------------------------------------------
                                                             1999            1998            1997            1996            1995
                                                          ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents                                 $  62,288       $  80,051       $  39,649       $  26,456       $  11,176
Investments held to maturity                                 28,659          24,918          15,824          12,727           8,544
Working capital                                             179,147         177,929         108,301          72,334          37,657
Total assets                                                367,674         351,206         242,421         150,588          90,235
Stockholders' equity                                        277,036         242,150         150,867          98,796          56,007

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge" or the "Company") performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes - the information technology that defines the "New Economy." Founded in 1991, the Company combines electronic business and digital (Internet) strategy consulting and cross-enterprise, software integration services to "Global 1000" organizations worldwide, delivering rapid end-to-end business solutions, usually on a fixed-time, fixed-price basis. Cambridge's services include digital business strategies, e-commerce technical solutions consulting, Internet user experience design, advanced software application integration, custom software solutions, network solutions, enterprise resource solutions, change management consulting, and integrated management consulting across various industrial sectors and the entire scope of the value chain of the Company's clients.

Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. This market trend represents a growth opportunity for Cambridge. Cambridge groups its services into three lines of business, "eBusiness," "eIntegration" and "Change Management Consulting." Prior to this realignment, the Company's services had been organized in six service lines since October 1998: Cambridge Management Consulting, Customer Management Solutions, Interactive Solutions, Custom Software Solutions, Enterprise Resource Solutions, and Network Services.

The Company provides the majority of its services on a fixed-time, fixed-price model, with client involvement at all stages of the process. For software development services, the Company and its clients generally agree on a contractually fixed price for each phase of a project. The Company only includes in backlog that stage of the software deployment process for which it has obtained a signed contract. Accordingly, backlog does not reflect revenues expected in future periods.

In performing its services, the Company brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, the Company employs a rapid deployment methodology that features an iterative approach. The Company believes that these techniques permit the delivery of results in rapid time frames - typically within three to twelve months. Revenues for 1999 increased 3% to $628.1 million compared to $612.0 million in 1998. Net income for the year ended December 31, 1999 decreased 96% to $2.1 million, or $.03 (diluted), compared to $51.9 million or $.83 (diluted), for the same period in 1998.

eBusiness revenues increased 27% to $243.3 million, or 39% of revenues, for 1999 compared to $190.9 million, or 31% of revenues, for 1998. eIntegration revenues decreased 13% to $261.3 million, or 42% of revenues, for 1999 compared to $299.0 million, or 49% of revenues for 1998. Change Management increased 1% to $123.5 million, or 19% of revenues, for 1999 compared to $122.1 million, or 20% of revenues, for 1998. The dollar and percentage increase in eBusiness revenues was due to increased demand resulting from the adoption of eBusiness and Internet business models globally. The dollar and percentage decrease in eIntegration revenues is attributed to lowered demand for the Company's client server solutions and ERP package software implementations due to an increased number of clients opting to defer or cancel strategic information technology initiatives in favor of completing Year 2000 prevention and remediation activities. Revenues for Change Management increased slightly.

North American revenues decreased 4% in 1999 compared to 1998, while international revenues grew 17% in 1999 compared to 1998. North American revenues for 1999 represent 64% of total revenues while international revenues represent 36% of total revenues for the same period. For 1998, North American revenues represent 69% of total revenues while international revenues represent 31% of total revenues for the same period. The international revenue growth resulted from increased demand for the Company's services in Europe, Latin America, and Asia Pacific. The decrease in North American revenues is attributed to lowered demand for the Company's client server solutions and ERP package software implementations due to an increased number of clients opting to defer or cancel technology initiatives in favor of completing Year 2000 remediation activities and higher than expected employee turnover.

Employee turnover was approximately 30%, excluding forced turnover, for 1999 compared to approximately 22%, excluding forced turnover, for 1998. The Company, along with the rest of the technology industry, continues to be challenged by employee turnover as companies compete for employees with the skill sets required to fulfill client demand. Company headcount was approximately 4,200 at December 31, 1999 compared to approximately 4,400 December 31, 1998. The Company continues to assess the skill sets necessary to address the changing market dynamics and focuses on training, hiring, and assimilating appropriate personnel to service its clients.

RESULTS OF OPERATIONS

To facilitate comparisons, the following table sets forth selected statements of operations data as a percentage of revenues and the period-to-period percentage changes for revenues, costs and expenses, and income from operations.



                                        Years Ended December 31,         Percentage Increase (Decrease)
                                    ------------------------------      -------------------------------
                                     1999       1998        1997          `98 to `99     `97 to `98
                                    -------    --------    -------      --------------  ---------------
Revenues                              100%       100%       100%               3%            40%
Costs and expenses:
  Project personnel                    50         45         47               16             34
  General and administration           15         11         11               42             40
  Sales and marketing                  11          9          9               16             40
  Other costs                          29         21         19               44             50
  Business combination costs           --          1          1             (100)            76
                                     -----      -----      -----
   Total operating expenses           105         87         87               24             39
                                     -----      -----      -----
Income from operations                 (5)        13         13             (139)%           42%
Other income, net                       6          1         --
                                     -----      -----      -----
Income before income taxes              1%        14%        13%
                                     =====      =====      =====


Historically, a majority of the Company's revenues have been recognized using the percentage of completion method, which requires revenues to be recorded over the term of a client contract based on the percentage of expenses incurred to total project expenses. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the fiscal quarter in which the revision becomes known. The Company's operating results may be adversely affected by inaccurate estimates of contract completion costs. Although the Company from time to time is required to make revisions to its work completion estimates, to date, none of these revisions has had a material adverse effect on the Company's operating results. Inaccuracies in future work completion estimates could result in a material adverse effect on the Company's operating results. Losses expected to be incurred on projects in progress are recognized when known. Revenues related to time and materials engagements are recognized when services are performed.

A major portion of the Company's services are provided on a fixed-price basis and, therefore, the Company bears the risk of cost overruns. Client project margins and personnel utilization are critical components of the Company's financial performance. The Company regularly reviews staff compensation and overhead costs to ensure that its services are properly priced. In addition, management continuously monitors the progress of client projects. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. Because the Company's client engagements are generally terminable without substantial client penalty, an unanticipated termination of a client project could require the Company to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned employees or severance expenses. While the level of professional staff may be adjusted to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing client projects and participate with the Company's sales force in securing new client assignments.

Recent Developments

The Company announced that it will continue to transition the organization to a provider of eBusiness solutions. However, the skill sets required to deliver e-Business solutions are in high demand, and the issues surrounding turnover and slowdown in the ERP implemenation services are expected to continue. The Company announced that it therefore expects to continue to incur losses in the first half of 2000 based on flat revenue compared to the first half of the prior year, and the need to make strategic investments to fund the Company's growth. Even with total revenues expected to be flat in the first half of 2000, Cambridge expects continued growth in its e-Business revenues. These estimates are forward-looking statements and are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from these estimates. The factors described below under "Forward-Looking Statements" are some of the factors that could cause a material difference in the Company's actual results.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues increased 3% to $628.1 million in 1999 as compared to the prior fiscal year. North American revenues decreased 4% to $404.8 million from $421.6 million in 1998. Revenues from international operations increased by 17% to $223.3 million in 1999 from $190.4 million in 1998. This increase is primarily due to the increased demand for Company's services in Europe, Latin America and Asia Pacific. The decrease in the growth rate of revenues in 1999 of 3% compared to 40% in 1998 was primarily attributable to a decrease in the revenues in North America. This decrease in North America revenue was primarily attributed to lower demand for the Company's client server solutions and ERP package software implementations due to an increased number of clients opting to defer or cancel technology initiatives in favor of completing Year 2000 remediation activities and higher than expected employee turnover.

During the second quarter of 1999, the Company recorded incremental costs of $8.9 million resulting from a human resources repositioning and retention programs to enable the Company to retain, retrain, relocate and strategically redeploy employees into its eBusiness service offerings due to changing market dynamics which resulted in decreased demand for Enterprise Resource Planning
(ERP) services and increased demand for e-business solutions. The program included employee retention bonuses, staff reductions, and the retraining, relocation and redeployment of certain employees. The $8.9 million of repositioning costs included $5.9 million of employee retention bonuses, $1.3 million of severance costs, and $1.7 million of costs to retrain, relocate and redeploy certain employees. Of the $8.9 million of repositioning and retention costs, $6.6 million was charged to project personnel costs, $1.9 million to general and administrative expenses, $.2 million to sales and marketing expenses, and $.2 million to other costs. These costs were paid during 1999. Staff reductions included approximately 55 professional staff and 17 administrative personnel.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly associated with, and vary with, the level of client services being delivered. Project personnel costs were $316.9 million, or 50% of revenues in 1999, compared to $272.3 million, or 45% of revenues, in 1998. The dollar and percentage increase resulted from additional compensation and benefit costs resulting from the competitive market environment for technical skills and a change in the skill mix of personnel. Worldwide project personnel headcount decreased 6% to 3,375 employees at December 31, 1999, from 3,596 employees at December 31, 1998. Competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates in an attempt to mitigate the expected increase in project personnel costs.

General and administration expenses were $94.6 million, or 15% of revenues in 1999, compared to $66.5 million, or 11% of revenues in 1998. The dollar and percentage increase reflects costs for client receivables determined to be uncollectable and additional compensation and benefit costs associated with personnel to support the Company's business. The increase was also caused by increased recruiting costs associated with adding senior leadership positions as well as maintaining current staff levels. General and administration headcount increased 18% to 571 employees at December 31, 1999, from 482 at December 31, 1998.

Sales and marketing expenses were $66.0 million, or 11% of revenues in 1999, compared to $56.9 million, or 9% of revenues in 1998. The dollar and percentage increase was primarily attributable to additional compensation and benefit costs, an increase in travel related expenses and increased use of marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. Sales and marketing headcount decreased 17% to 254 at December 31, 1999, from 304 at December 31, 1998. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab. The Management Lab enables clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting IT, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff costs, and staff training. Other costs were $182.5 million or 29% of revenues in 1999 compared to $127.0 million or 21% of revenues in 1998. The dollar and percentage increase from 1998 resulted principally from a decrease in project personnel utilization and billability, a provision for uncollectable project expenses due from clients, and increased facility, travel, and employee training costs. The decrease in project personnel utilization was primarily caused by costs associated with higher than expected turnover and changes in market demand for the Company's traditional services caused by customer concerns regarding Year 2000 and this shift in market demand toward eBusiness solutions. The decrease in billability was primarily caused by costs associated with project overruns and changes in the Company's project management model that resulted in an increase in non-billable resources.

Interest income net of interest expense increased to $2.7 million in 1999 from $2.2 million in 1998. This increase is principally due to higher interest rates received on cash balances and short-term investments in 1999 compared to 1998. The Company's cash and short-term investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

Gain on equity investments, which consists primarily of the Company's investment in Cambridge Technology Capital Fund I L.P. (the "Fund"), was $29.6 million in 1999 compared to $798,000 in 1998. The increase is due to investment gains generated primarily by the Fund's unrealized appreciation of its portfolio of securities (see Note N of Notes to Consolidated Financial Statements).

Foreign exchange gain was $856,000 in 1999 compared to a loss of $934,000 in 1998 related to foreign currency exchange rate fluctuations associated with intercompany balances. The gain in 1999 was primarily due to a favorable fluctuation in foreign exchange rates and the monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of these forecasted amounts. As of December 31, 1999, the Company held foreign exchange contracts of approximately $10.2 million. As the Company grows its international business, it becomes increasingly subject to the risks associated with international operations, including changes in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate in 1999 increased to 38.0% from 37.5% in 1998. This increase is primarily due to the statutory rates of foreign entities. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local statutory income tax rates (see Note J of Notes to Consolidated Financial Statements).

Net income decreased 96% to $2.1 million or $.03 per share (diluted) for 1999 compared to $51.9 million or $.83 per share (diluted) for the same period in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues increased 40% to $612.0 million in 1998 compared to $438.3 million in 1997 due principally to an increase in the volume of services delivered to new clients, leveraging the existing client base by undertaking additional projects, and continued demand for the Company's service offerings. North American revenues for 1998 grew 37% to $421.6 million from $307.5 million in 1997. Revenues from international operations increased by 46% to $190.4 million in 1998 from $130.8 million in 1997. This increase is primarily due to the continued development of the Company's business in Europe and further expansion into Latin America and the Pacific Rim. The decrease in the growth rate of total revenues in 1998 (40%) compared to 1997 (49%) was primarily attributable to a decrease in the revenue growth rate of the Company's North

American client server and ERP business. This decrease in the growth rate was due to increased competition from the providers of application specific solutions compared to the Company's generalist approach. The Company's new business win rates and project transition rates declined as a result of the increased competition. The lower rate of revenue growth was also due to an increased number of clients opting to defer or cancel technology initiatives in favor of completing Year 2000 remediation activities.

Project personnel costs were $272.3 million or 45% of revenues in 1998 compared to $203.9 million or 47% of revenues in 1997. The dollar increase resulted from the hiring of additional project personnel over 1997 staff levels and the related increase in payroll and payroll-related expenses to support the increased volume of services delivered to clients and an increase in subcontractor costs. This dollar increase was partially offset by a decrease in variable compensation related to the Company's bonus plan, which contributed to the comparative decrease in project personnel costs as a percentage of revenues. Worldwide project personnel headcount increased 25% to 3,596 employees at December 31, 1998, from 2,867 employees at December 31, 1997.

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

Sales and marketing expenses were $56.9 million in 1998 compared to $40.7 million in 1997, reflecting 9% of net revenues for both periods. The dollar increase was primarily attributable to an increase in payroll and payroll-related expenses and facilities costs associated with the increase in sales and marketing personnel from 244 at December 31, 1997, to 307 at December 31, 1998. The increased headcount enabled the Company to maximize potential client lead generation through its regional field marketing staff with subsequent services coordinated by its sales personnel. The dollar increase also resulted from an increase in travel related expenses and increased use of marketing publications in order to provide existing and potential clients with essential information about the Company and its service offerings. The dollar increase was partially offset by a decrease in variable compensation. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab and the Cambridge Information Network.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff costs, and staff training. Other costs were $127.0 million or 21% of revenues in 1998 compared to $84.6 million or 19% of revenues in 1997. The dollar increase is primarily attributable to a decrease in project personnel utilization which results in increased non-billable project personnel costs, and increased facility, travel, and employee training and administrative costs, including costs related to maintaining newly opened and expanded offices worldwide, as the Company continues to expand globally. The increase as a percentage of revenues from 1997 resulted principally from the decrease in project personnel utilization which resulted in increased non-billable project personnel costs. The decrease in project personnel utilization was primarily due to the reduced growth rate of the North American Rapid Application Deployment business.

Business combination costs were $8.4 million in 1998 and $4.8 million in 1997. Of these business combination costs, approximately $1.7 million and $4.8 million in 1998 and 1997, respectively, related primarily to investment banking, legal, accounting, and consulting fees incurred in connection with the acquisitions of Excell Data Corporation ("Excell") in 1998 and Peter Chadwick Holdings Limited in 1997 (see Note B of Notes to Consolidated Financial Statements). Business combination costs for 1998 also included a charge to operations of $6.7 million, recorded upon consummation of the Excell acquisition, representing amounts owed to participants under the Excell Phantom Stock Plan. The Excell Phantom Stock Plan, by its terms, terminated as a result of the Excell acquisition (see Note G of Notes to Consolidated Financial Statements - Excell Phantom Stock Plan).

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

Interest expense in 1998 was $199,000 compared to $311,000 in 1997. The decrease is primarily due to interest expense related to a loan obtained by Peter Chadwick Holdings Limited in April 1997 to finance the purchase of a training facility. This loan was repaid in full by the Company in March 1998.

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

The Company's effective income tax rate in 1998 decreased to 37.5% from 42.6% in 1997. This decrease is primarily due to the non-deductible acquisition costs incurred related to acquiring Peter Chadwick Holdings Limited in 1997, which resulted in a 3.7% increase in the effective tax rate for 1997, compared to non-deductible acquisition costs related to the acquisition of Excell in 1998, which resulted in a 0.8% increase in the 1998 effective tax rate. The effective tax rate before non-deductible acquisition costs was 36.7% in 1998 compared to 38.9% in 1997. The decrease is primarily due to a lower blended state income tax rate in 1998 resulting from the

Company's state tax rate minimization initiatives put in place in the second half of 1997 and continuing into 1998 and favorable effects of the Company's global tax planning strategies. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas with varying country, state, and local statutory income tax rates (see Note J of Notes to Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate primarily debt-free in 1999. Working capital increased to $179.1 million at December 31, 1999, from $177.9 million at December 31, 1998. This increase was primarily due to increases in unbilled revenue on contracts, and prepaid expenses and other current assets, and a decrease in income taxes payable, partially offset by a decrease in cash and cash equivalents and accounts receivable. The increase in unbilled revenue on contracts was caused by timing differences, including timing differences between contractual billing terms and percentage of completion revenue recognition requirements. The Company's days sales outstanding was 74 days at December 31, 1999 compared to 80 days at December 31, 1998. This decrease was primarily due to a decrease in accounts receivable from 1999 to 1998 while revenue remained essentially the same. The Company actively assesses and monitors the collectability of its accounts receivable.

Net cash used in operating activities was $29.1 million in 1999, compared to net cash provided by operating activities of $51.2 million for the same period in 1998. The difference in net cash used in operating activities in 1999 compared to net cash provided by operating activities in 1998 was primarily caused by lower net income in 1999, a decrease in tax benefits from a reduction in the exercise of stock options during 1999, and a decrease in income taxes payable, partially offset by lower accounts receivable in 1999 compared to 1998. In addition, net income for 1999 includes non-cash gains from the Fund. The ability of the Company to sustain tax benefits from the exercise of stock options is dependent upon the market price of the Company's stock compared to the exercise price.

Capital expenditures of $21.4 million in 1999 were used principally for computer equipment to support the Company's operations, the consolidation of its Northeast operations and corporate functions into a new facility, and employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for 2000 are expected to approximate $22 million, principally for leasehold improvements, personal computers, employee workstations, telecommunication and video conferencing equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank ("Fleet Bank"). The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the year ended December 31, 1999, the Company was in compliance with the debt to capital and net worth ratio requirements but, for the quarter ended December 31, 1999, was not in compliance with the debt service coverage ratio. The Company received a waiver through March 31, 2000 regarding the non-compliance with the debt service coverage ratio. The Company is in the process of renegotiating the terms of the Facility. As of December 31, 1999, the Company had no balance outstanding under the Facility.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies. A wholly owned subsidiary of the Company acts as the general partner of the Fund's general partner and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. At December 31, 1999, the Company's cumulative capital contribution to the Fund amounted to approximately $4.9 million. The Company's investment in the Fund resulted in a net gain of approximately $29.6 million for the year ended December 31, 1999.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company's strategy to transition its business to internet oriented solutions could place a strain on the Company's financial resources. The Company anticipates that existing cash and investment balances combined with cash generated from operations and amounts available under the Facility will be sufficient to meet the Company's working capital requirements for at least the next 12 months and to fund the transition of the Company's business. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, or regulatory conditions could also adversely affect future results and liquidity.

The Year 2000 Issue

The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

To date, the Company's software and services have not revealed any significant year 2000 problems. As of March 15, 2000, the Company has not experienced any significant issues as a result of Year 2000 problems and does not anticipate incurring material incremental costs in future periods due to such issues.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, recorded as a gain or loss, depends on the intended use of the derivative and its resulting designation. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activites-deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2001. The Company is evaluating if the adoption of SFAS 137 will have a material effect on its financial position or results of operations.

Forward-looking Statements

This Form 10-K includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; e-business initiatives undertaken in response to customer demand and anticipated market growth oppotunities; estimated costs for additional retention programs; the Company's efforts to retain, retrain, relocate, and strategically redeploy employees; the Company's hiring efforts; increases in personnel and wages for the Company's personnel; the impact of varying compensation arrangements; geographic expansion and opening additional offices; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation:

o risks associated with the Company's transition to an e-Business company, including the orientation of new management teams within the new structure and the need to develop reliable forecasting tools for each e-Business service offering;

o the success of the Company's human resources repositioning and retention programs;

o    employee hiring, retention, billability and utilization;

o the number and significance of client engagements commenced and completed during a period;

o    the number of working days in a period;

o    the Company's ability to manage its growth;

o the Company's ability to manage the cost of its engagements and operating costs;

o changes in demand for the Company's services and third party products or solutions for which the Company performs integration services;

o    future initiatives in an attempt to adapt to changing market dynamics;

o    estimated costs for additional retention programs;

o changes in market conditions that could impact the value of securities owned by the Company or the Company's investment in the Cambridge Technology Capital Fund I;

o    turnover in senior management;

o    competition;

o    risks associated with international operations;

o the acceptance and profitability of the Company's services in new locations;

o    the integration of acquired businesses;

o    unanticipated negative outcomes of litigation involving the Company; and

o misappropriation of, or lack or loss of protection of, the Company's intellectual property.

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


Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998, and 1997                                         F-4

Consolidated Statements of Stockholders' Equity for
   the Years Ended December 31, 1999, 1998, and 1997                         F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998, and 1997                                         F-6

Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cambridge Technology Partners (Massachusetts), Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP



Boston, Massachusetts
February 10, 2000, except for the first
paragraph of Note M, as to which the date is March 2, 2000

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                              December 31,
                                                                                                        1999                 1998
                                                                                                     ---------            ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                                        $  62,288            $  80,051
    Investments held to maturity                                                                        28,659               24,918
    Accounts receivable, less allowance of $10,287 and $4,550
       at December 31, 1999 and 1998, respectively                                                     126,842              133,583
    Unbilled revenue on contracts                                                                       13,181               10,964
    Deferred income taxes                                                                                  247                2,179
    Prepaid expenses and other current assets                                                           38,465               33,284
                                                                                                     ---------            ---------
       Total current assets                                                                            269,682              284,979

Property and equipment, net                                                                             53,127               48,255
Deferred tax asset                                                                                       3,619                   --
Other assets                                                                                            41,246               17,972
                                                                                                     ---------            ---------
       Total assets                                                                                  $ 367,674            $ 351,206
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                 $  13,845            $  15,804
    Accrued expenses                                                                                    54,971               49,603
    Deferred revenue                                                                                     9,594               10,861
    Income taxes payable                                                                                12,054               30,635
    Obligations under capital leases, current                                                               71                  147
                                                                                                     ---------            ---------
       Total current liabilities                                                                        90,535              107,050

Obligations under capital leases                                                                           103                  197
Deferred income taxes                                                                                       --                1,809

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share, 2,000,000 shares authorized and none issued and outstanding
       at December 31, 1999 and 1998, respectively                                                          --                   --
    Common stock, $.01 par value, authorized 250,000,000 shares at
       December 31, 1999 and 1998, respectively;
       issued and outstanding 62,065,028 and 58,856,401 shares
       at December 31, 1999 and 1998, respectively                                                         621                  589
    Additional paid-in capital                                                                         159,738              115,662
    Retained earnings                                                                                  129,670              127,551
    Accumulated other comprehensive loss                                                                (9,331)              (1,652)
    Deferred compensation                                                                               (3,662)                  --
                                                                                                     ---------            ---------
       Total stockholders' equity                                                                      277,036              242,150
                                                                                                     ---------            ---------
       Total liabilities and stockholders' equity                                                    $ 367,674            $ 351,206
                                                                                                     =========            =========

The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                                              Years Ended December 31,
                                                                              -----------------------------------------------------
                                                                                 1999                  1998                  1997
                                                                              ---------             ---------             ---------
Revenues                                                                      $ 628,111             $ 612,041             $ 438,329

Costs and expenses:
    Project personnel                                                           316,931               272,263               203,928
    General and administration                                                   94,590                66,454                47,445
    Sales and marketing                                                          66,042                56,947                40,668
    Other costs                                                                 182,497               126,970                84,582
    Business combination costs                                                       --                 8,400                 4,760
                                                                              ---------             ---------             ---------
       Total operating expenses                                                 660,060               531,034               381,383
                                                                              ---------             ---------             ---------

Income/(loss) from operations                                                   (31,949)               81,007                56,946

Other income (expense):
    Interest income, net                                                          2,727                 2,233                 1,824
    Gain on equity investments                                                   29,556                   798                   188
    Gain on sale of marketable
       equity securities                                                          2,228                    --                    --
    Foreign exchange gain/(loss)                                                    856                  (934)                 (122)
                                                                              ---------             ---------             ---------
       Total other income                                                        35,367                 2,097                 1,890
                                                                              ---------             ---------             ---------

Income before income taxes                                                        3,418                83,104                58,836
Provision for income taxes                                                        1,299                31,164                25,054
                                                                              ---------             ---------             ---------

Net income                                                                    $   2,119             $  51,940             $  33,782
                                                                              =========             =========             =========

Basic net income per share                                                    $     .04             $     .90             $     .62
                                                                              =========             =========             =========

Diluted net income per share                                                  $     .03             $     .83             $     .55
                                                                              =========             =========             =========

Weighted average number of
    common shares outstanding                                                    60,004                58,079                54,632
                                                                              =========             =========             =========

Weighted average number of common and
    common equivalent shares outstanding                                         61,745                63,301                60,775
                                                                              =========             =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                  Accumulated
                                                                       Additional    Other
                                                     Number of   Par     Paid-In  Comprehensive    Deferred     Retained
                                                       Shares   Value    Capital  Income (Loss)  Compensation   Earnings     Total
                                                    ----------  -----  ---------  -------------  -------------  --------    -------
Balance, December 31, 1996                          53,367,636   $534    $49,532       $125      $      --       $48,605    $98,796

  Comprehensive income/(loss):
     Net income                                             --     --         --         --             --        33,782     33,782
     Other comprehensive income:
        Foreign currency translation adjustment             --     --         --     (2,586)            --            --     (2,586)
                                                                                                                            -------
  Total comprehensive income                                                                                                 31,196
  Exercise of stock options                          2,170,050     22     12,779         --             --            --     12,801
  Tax benefit related to stock option exercises             --     --      5,807         --             --            --      5,807
  Shares issued under employee stock purchase plan     211,734      2      4,934         --             --            --      4,936
  Exercise of stock warrants                           900,000      9      1,791         --             --            --      1,800
  Accretion of Peter Chadwick preferred stock               --     --        557         --             --          (557)        --
  Dividend distribution (Peter Chadwick)                    --     --         --         --             --        (4,085)    (4,085)
  Dividend distribution (Excell)                            --     --         --         --             --          (384)      (384)
                                                    ----------  -----  ---------  -------------  -------------  --------    -------
Balance, December 31, 1997                          56,649,420    567     75,400     (2,461)            --        77,361    150,867

  Comprehensive income/(loss):
     Net income                                             --     --         --         --             --        51,940     51,940
     Other comprehensive income/(loss):
        Foreign currency translation adjustment             --     --         --       (446)            --            --       (446)
        Unrealized gain on investment, net of taxes         --     --         --      1,255             --            --      1,255
                                                                                                                            -------
     Other comprehensive income                                                                                                 809
                                                                                                                            -------
  Total comprehensive income                                                                                                 52,749
  Exercise of stock options                          1,975,616     20     18,656         --             --            --     18,676
  Tax benefit related to stock option exercises             --     --     12,238         --             --            --     12,238
  Shares issued under employee stock purchase plan     231,365      2      7,618         --             --            --      7,620
  Excell conversion to C Corporation                        --     --      1,750         --             --        (1,750)        --
                                                    ----------  -----  ---------  -------------  -------------  --------    -------
Balance, December 31, 1998                          58,856,401    589    115,662     (1,652)            --       127,551    242,150

  Comprehensive income/(loss):
     Net income                                             --     --         --         --             --         2,119      2,119
     Other comprehensive income/(loss):
        Foreign currency translation adjustment             --     --         --     (6,489)            --            --     (6,489)
        Reclassification adjustment
           for gain on investment                           --     --         --     (1,255)            --            --     (1,255)
        Unrealized gain on investment, net of taxes         --     --         --         65             --            --         65
                                                                                                                            -------
     Other comprehensive income/(loss)                                                                                       (7,679)
                                                                                                                            -------
  Total comprehensive income/(loss)                                                                                          (5,560)
  Exercise of stock options                          2,462,864     25     29,767         --             --            --     29,792
  Tax benefit related to stock option exercises             --     --      1,690         --             --            --      1,690
  Shares issued under employee stock purchase plan     445,763      4      8,291         --             --            --      8,295
  Issuance of restricted stock to employee at par      300,000      3      4,328         --         (4,328)           --          3
  Amortization of deferred compensation                     --     --         --         --            666            --        666
                                                    ----------  -----  ---------  -------------  -------------  --------    -------
Balance, December 31, 1999                          62,065,028   $621   $159,738    $(9,331)       $(3,662)     $129,670   $277,036
                                                    ==========  =====  =========  =============  =============  ========    =======


The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                              Years Ended December 31,
                                                                              -----------------------------------------------------
                                                                                 1999                  1998                  1997
                                                                              ---------             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   2,119             $  51,940             $  33,782
Adjustments to reconcile net income to net cash
    (used in)/provided by operating activities:
    Depreciation and amortization                                                16,609                12,846                 8,762
    Stock based compensation                                                        666                    --                    --
    Tax benefit from exercise of stock options                                    1,690                12,238                 5,807
    Gain on equity investment in Cambridge
       Technology Capital Fund                                                  (29,556)                 (798)                   --
    Realized gain on sale of marketable equity securities                        (2,228)                   --                    --
    Change in deferred income taxes                                              (2,746)               (1,096)                 (337)
    Changes in assets and liabilities:
      Decrease/(increase) in accounts receivable                                  3,684               (27,574)              (45,346)
      Increase in unbilled revenue on contracts                                  (2,766)               (1,880)               (4,756)
      Increase in prepaid expenses and other current assets                      (5,957)               (5,214)              (10,533)
      Decrease/(increase) in other assets                                         7,515                (6,689)               (2,346)
      (Decrease)/increase in accounts payable                                    (1,640)               (3,422)                6,483
      Increase in accrued expenses                                                5,226                 8,331                13,680
      (Decrease)/increase in deferred revenue                                    (1,223)                1,359                 4,217
      (Decrease)/increase in income taxes payable                               (20,521)               11,165                12,741
      Other, net                                                                     --                    --                 1,129
                                                                              ---------             ---------             ---------
       Net cash (used in)/provided by operating activities                      (29,128)               51,206                23,283
                                                                              ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                             (21,377)              (24,048)              (23,089)
Purchase of investments held to maturity                                        (36,758)              (32,288)              (18,261)
Maturity of investments held to maturity                                         33,017                23,194                15,164
Proceeds from sale of Cambridge Technology
    Capital Fund distributions in kind                                              888                    --                    --
Investment in Cambridge Technology Capital Fund                                  (2,978)               (1,589)                 (300)
Proceeds from sale of marketable securities                                       2,324                    --                    --
                                                                              ---------             ---------             ---------
       Net cash used in investing activities                                    (24,884)              (34,731)              (26,486)
                                                                              ---------             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan arrangement                                             --                    --                   875
Repayment of long-term debt and capital leases                                     (170)               (1,013)                 (250)
Dividend distributions                                                               --                (1,193)               (3,340)
Proceeds from employee stock purchase plan                                        8,295                 7,620                 4,936
Proceeds from exercise of stock options                                          29,792                18,676                12,801
Proceeds from exercise of warrants                                                   --                    --                 1,800
                                                                              ---------             ---------             ---------
    Net cash provided by financing activities                                    37,917                24,090                16,822
                                                                              ---------             ---------             ---------

Effect of foreign exchange rate changes on cash                                  (1,668)                 (163)                 (426)

Net (decrease)/increase in cash and cash equivalents                            (17,763)               40,402                13,193
Cash and cash equivalents at beginning of period                                 80,051                39,649                26,456
                                                                              ---------             ---------             ---------
Cash and cash equivalents at end of period                                    $  62,288             $  80,051             $  39,649
                                                                              =========             =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

Business Description

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge" or the "Company") performs global technology and consulting services that accelerate its clients' transition to the New Economy. Founded in 1991, the Company combines electronic business and digital strategy consulting and cross-enterprise, software integration services to "Global 1000" organizations worldwide, delivering "end-to-end" business solutions usually on a fixed-time, fixed-price basis. Cambridge's services include digital business strategies, electronic commerce technical solutions consulting, Internet user experience design, advanced software application integration, custom software solutions, network solutions, enterprise resource solutions, change management consulting, and integrated management consulting across various industrial sectors and the entire scope of the value chain of the Company's clients.

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

Investments

The Company holds investments in marketable securities which are classified as held to maturity and all have remaining maturities of twelve months or less from the balance sheet date. At December 31, 1999 and 1998, held to maturity securities consist of investment grade municipal bonds of $28.7 million and $24.9 million, respectively, which are reported at amortized cost which approximates market value.

The Company also holds marketable equity securities which are classified as available for sale within other assets and are recorded at fair value. At December 31, 1999, the Company had marketable securities at fair value of $1.3 million with a cost of $1.2 million, and an unrealized gain of $65,000, net of taxes. At December 31, 1998, the Company had marketable securities at fair value of $2.1 million with a cost of $96,000, and an unrealized gain of $1.3 million, net of taxes.

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Estimated useful life of equipment is three to five years, furniture and fixtures is five to seven years, motor vehicles is four years and software is three to five years. Leasehold improvements are amortized over the shorter of its useful life or the term of the lease. Buildings are being depreciated over an estimated useful life of forty years. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation is removed from the accounts and any gain or loss is reflected in income.

Intangible Assets

Goodwill of approximately $4.8 million, related to the acquisition of IOS Group AB (now CTP Scandinavia) in February 1994, is being amortized over six years on a straight-line basis. The Company recorded amortization expense of $798,000 for each of the years ended December 31, 1999, 1998, and 1997. As of December 31, 1999 and 1998, the accumulated amortization was $4.6 million and $3.9 million, respectively. The carrying value of goodwill is subject to periodic review of realizability.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using the expected tax rates in the year in which the differences are expected to reverse. The Company may provide a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Equity Method Investments

The Company accounts for its investment in the Cambridge Technology Capital Fund I L.P. (the "Fund") under the equity method whereby the Company's share of the income or losses of the Fund is reflected in "Gain (loss) on equity investments" in the consolidated statements of operations. The Company's carrying value for its equity method investment in the Fund is included in "Other assets" in the consolidated balance sheets (see Note N). The Company records distributions from the Fund as a reduction in its investment in the Fund.

The Company owns both limited partner and general partner interests in the Fund. To date the Company has recognized income or loss based on its approximately 24% interest in the Fund. In 1999, the Fund's net income was primarily derived from unrealized gains based on changes in the fair value of the securities it has invested in, which are subject to market fluctuations (see Note N).

Revenue Recognition

The Company operates in one industry segment, the design, development, and implementation of business solutions. Revenues from business solutions contracts are recognized primarily on the percentage of completion method. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Net revenues exclude reimbursable expenses charged to clients. Revenues from package software evaluation and implementation services are recognized as service is provided, principally on a time and materials basis.

Deferred revenue consists of amounts received or billed in advance of services to be provided. Unbilled revenue represents amounts recognized based on services performed in advance of billings in accordance with contract terms.

Earnings Per Share

Earnings per share ("EPS") is presented as basic and diluted EPS. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).

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

Foreign Exchange Contracts

The Company maintains foreign exchange contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of December, 31, 1999 and 1998, the Company held foreign exchange forward contracts of approximately $10.2 million and $9.4 million, respectively, and there were no related deferred gains and losses. The Company does not hold foreign exchange contracts for trading purposes.

Concentration of Credit Risk

The Company provides its services primarily to Global 1000 companies. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. Such losses have been immaterial and have been within management's expectation. No single customer accounted for 5% or more of total net revenues for the years ended 1999, 1998, and 1997.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to provide estimates and assumptions that affect the amounts reported in the financial statements and the related footnotes. Actual results could differ from those estimates and may impact future results of operations and cash flows. Estimates are inherent in determining revenue recognition and associated profits under the percentage of completion method. The value of the Company's investments in marketable securities and investment in the Fund may be subject to significant volatility resulting from fluctuations in capital markets.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, recorded as a gain or loss, depends on the intended use of the derivative and its resulting designation. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activites-deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2001. The Company is currently evaluating if the adoption of SFAS 137 will have a material effect on its financial position or results of operations.


B.   Acquisitions

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

In November 1997, the Company acquired all of the outstanding capital stock of Peter Chadwick Holdings Limited ("Peter Chadwick"). This acquisition was accomplished through an exchange of 3,255,731 shares of the Company's common stock for all outstanding shares of capital stock and options to purchase ordinary shares of Peter Chadwick. The acquisition has been accounted for using the pooling of interests method of accounting. Founded in 1987 and based in the United Kingdom, Peter Chadwick specialized in change implementation strategies and performance improvement programs. Peter Chadwick was renamed Cambridge Management Consulting Holdings Limited in July 1998.

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisitions of Excell and Peter Chadwick in accordance with the pooling of interests requirements. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of these acquisitions. Costs related to these acquisitions have been charged to business combination costs in the consolidated statements of operations for the period in which the transaction was consummated.

The following information presents certain statement of operations data (in thousands) of the Company, Peter Chadwick, and Excell for the periods prior to the acquisitions. Peter Chadwick and Excell information are presented through September 30, 1997 and June 30, 1998, respectively, which represent the interim period ends nearest to the dates of these acquisitions.


                              Cambridge
                             Technology              Peter                                      Combined
                               Partners             Chadwick                 Excell               Total
                               --------             --------                 ------               -----
Net revenues for the:
  Nine months ended
   September 30, 1997        $  250,501            $ 36,841                 $ 22,217            $ 309,559
  Year ended
    December 31, 1997        $  406,672                                     $ 31,657            $ 438,329
  Six months ended
   June 30, 1998             $  238,018                                     $ 18,588            $ 256,606

Net income for the:
  Nine months ended
    September 30, 1997       $   24,623            $  2,365                 $    962           $   27,950
 Year ended
    December 31, 1997        $   32,929                                     $    853            $  33,782
Six months ended
   June 30, 1998             $   41,798                                     $    397            $  42,195


C.   Accounts Receivable

Accounts receivable consists of the following (in thousands):


                                                                                 December 31,
                                                                         --------------------------
                                                                              1999           1998
                                                                         --------------------------
           Contracts in process                                          $    69,229    $    78,767
           Completed contracts                                                67,900         59,366
                                                                         -----------    -----------
                                                                             137,129        138,133
           Less: Allowance for doubtful accounts                              10,287          4,550
                                                                         -----------    -----------
                                                                         $   126,842    $   133,583
                                                                         ===========    ===========

The Company does not include client reimbursable expenses or other non-trade receivables as a component of net revenues. At December 31, 1999 and 1998, approximately $22.4 million and $19.2 million, respectively, of client reimbursable expenses and other non-trade receivables are included in prepaid expenses and other current assets.

D.   Property and Equipment

Property and equipment consists of the following (in thousands):


                                                              December 31,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
              Building                                 $  1,414         $  1,406
              Equipment                                  66,912           54,591
              Furniture and fixtures                     14,662           11,693
              Leasehold improvements                     16,569           11,312
              Motor vehicles                                690              880
              Software and other                            897            1,443
                                                       --------         --------
                   Total cost                           101,144           81,325
              Less accumulated depreciation              48,017           33,070
                                                       --------         --------
                                                       $ 53,127         $ 48,255
                                                       ========         ========

Depreciation expense for 1999, 1998, and 1997 was $15.6 million, $11.9 million, and $7.2 million, respectively.

E.   Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):


                                                                                 December 31,
                                                                           ----------------------
                                                                               1999         1998
                                                                           ----------    --------
         Accrued payroll and payroll related expenses                      $   21,562    $ 20,776
         Contract reserve                                                       4,786       5,082
         Other accrued expenses                                                23,898      17,877
         Accrued value added tax                                                4,725       5,868
                                                                           ----------    --------
                                                                           $   54,971    $ 49,603
                                                                           ==========     ========


F.   Revolving Credit Facility

In September 1998, the Company obtained a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank ("Fleet Bank"). The Facility expires on September 10, 2001 and replaces the Company's previously maintained $20.0 million revolving credit facility that expired on June 30, 1998. The Facility is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the year ended

December 31, 1999, the Company was in compliance with the debt to capital and net worth ratio requirements but was not in compliance with the debt service coverage ratio. The Company received a waiver through March 31, 2000 regarding the non-compliance with the debt service coverage ratio. The Company is in the process of renegotiating the terms of the Facility. For the year ended December 31, 1998, the Company was in compliance with these financial ratio requirements. As of December 31, 1999 and 1998, the Company had no balance outstanding under the Facility.

G.   Stockholders' Equity and Other Stock-Related Information

Authorized Shares

On May 13, 1998, the stockholders of the Company voted to amend to the Company's corporate charter to increase the number of authorized shares of common stock from 120 million shares to 250 million shares.

Stock Option Plans

Under the Company's amended 1991 Stock Option Plan (the "1991 Option Plan"), the Company may grant incentive stock options to employees and nonqualified stock options to employees, directors, officers, and other key individuals. The Management Resource Committee (the "MRC") of the Board of Directors administers the 1991 Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the 1991 Option Plan prior to 1997 generally vest ratably over a 48 month period and expire ten years from the date of grant. Options granted under the 1991 Option Plan in 1997 and thereafter generally vest ratably over a 48 month period and expire in installments five to eight years from the date of grant. At December 31, 1999, 1998, and 1997, there were 9,939,985, 13,204,447, and 11,677,140 options outstanding, respectively, under the 1991 Option Plan. At December 31, 1999, 1998, and 1997, options to purchase 4,906,435, 4,725,224, and 4,063,342 shares, respectively, were exercisable under the 1991 Option Plan. In December 1997 the Company's Board of Directors amended the 1991 Option Plan, with subsequent stockholder approval, to increase the number of shares of common stock authorized for issuance under the 1991 Option Plan from 19 million to 23 million.

During 1995, the Company established the 1995 Non-employee Director Stock Option Plan ("Non-employee Director Option Plan"). The Non-employee Director Option Plan authorizes the grant of nonqualified options for up to 150,000 shares of the Company's common stock. Each member of the Company's Board of Directors who was neither (i) an employee nor an officer of the Company or Safeguard Scientific, Inc. ("Safeguard") nor (ii) an affiliate of Technology Leaders II L.P. or any related entity, and was serving on the Company's Board of Directors on March 21, 1995, was granted an option to purchase 30,000 shares of the Company's common stock. Each person who is neither (i) an employee nor an officer of the Company or Safeguard nor (ii) an affiliate of Technology Leaders II L.P. or any related entity, and who is first elected to the Board of Directors after March 21, 1995, is automatically granted, on the date of such election without further action by the Board of Directors, an option to purchase 30,000 shares of the Company's common stock. Options granted under the Non-employee Director Option Plan generally vest ratably over a 48 month period and expire ten years from the date of grant. At

December 31, 1999 and 1998 there were 103,000 options outstanding, and at December 31, 1997 there were 120,000 options outstanding under the 1995 Option Plan. At December 31, 1999, 1998 and 1997, options to purchase 103,000, 95,136, and 73,121 shares, respectively, were exercisable under the Non-employee Director Option Plan.

In November 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Option Plan") under which the Company may grant nonqualified stock options to purchase up to 450,000 shares of common stock to employees (other than officers) and consultants of the Company. The MRC administers the 1997 Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the 1997 Option Plan generally vest ratably over a 48 month period and expire in installments five to eight years from the date of grant. At December 31, 1999, 1998, and 1997, there were 130,680, 139,095, and
260,000 options outstanding, respectively, under the 1997 Option Plan. At December 31, 1999, 1998 and 1997, options to purchase 64,882, 34,773 and zero shares, respectively, were exercisable under the 1997 Option Plan.

In October 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Option Plan") under which the Company may grant nonqualified stock options to purchase up to 5.0 million shares of the Company's common stock to employees of the Company and other key individuals other than members of the Board of Directors or officers of the Company. In December 1999 the Company's Board of Directors amended the 1998 Option Plan to increase the number of shares of common stock authorized for issuance under the 1998 Option Plan from 5.0 million to 11.5 million. The MRC administers the 1998 Option Plan. Unless otherwise provided by the MRC at the time of grant, options granted under the 1998 Option Plan vest ratably over a 48 month period and expire four years from the last vesting date in each year. At December 31, 1999 and 1998, there were 6,886,401 and 1,905,182 options outstanding, respectively, under the 1998 Option Plan. At December 31, 1999 and 1998, options to purchase 1,203,854 and 31,732 shares, respectively, were exercisable under the 1998 Option Plan.

Stock option activity under the Company's stock option plans is summarized as follows:


                                                                        Weighted Average
                                                        Option           Exercise Price
                                                        Shares              Per Share
                                                      ----------           ---------
  Outstanding at December 31, 1996                    10,713,955               13.27
      Granted                                          6,281,988               29.89
      Exercised                                        2,170,050                5.86
      Canceled                                         2,768,753               26.31
                                                      ----------           ---------
  Outstanding at December 31, 1997                    12,057,140               20.16
      Granted                                         12,189,805               22.14
      Exercised                                        1,975,616                9.39
      Canceled                                         6,919,605               33.65
                                                      ----------           ---------
  Outstanding at December 31, 1998                    15,351,724               17.39
      Granted                                          8,512,910               18.72
      Exercised                                        2,462,864               12.10
      Canceled                                         4,341,704               18.86
                                                      ----------           ---------
  Outstanding at December 31, 1999                    17,060,066           $   18.44
                                                      ==========           =========


In October of 1998, in order to re-establish the incentive nature of outstanding stock options with exercise prices greater than the then current fair market value of the Company's common stock, the Company offered to holders of outstanding stock options granted on or after April 24, 1997 the opportunity to exchange those options for options covering an equivalent number of shares with an exercise price of $15.50 per share, the then current fair market value. The Chief Executive Officer and directors of the Company were not eligible to participate in the exchange. The table above reflects the cancellation and re-issuance of options to purchase 5,236,670 shares of common stock in 1998 in connection with the option exchange. The new options vest in accordance with the vesting schedule of the options they replaced, but cannot be exercised until October 15, 1999, in the case of the Company's executive vice presidents, senior vice presidents, vice presidents, and associate vice presidents, and until April 15, 1999, in the case of all other employees who participated in the option exchange.

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

The following summarizes information about the Company's stock options outstanding at December 31, 1999:


                                   Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------------------------------------------------------
                                                  Weighted Average           Weighted                             Weighted
                               Number                 Remaining               Average            Number           Average
       Range of              Outstanding             Contractual             Exercise         Exercisable         Exercise
    Exercise Price           at 12/31/99                Life                   Price          at 12/31/99          Price
-------------------------------------------------------------------------------------------------------------------------
$ .16  -  $ 1.67                     240,792            2.4 Years             $  .69           240,792            $  .69
 3.09  -    6.32                     364,957            4.2 Years             $ 5.53           364,957            $ 5.53
10.00  -   14.44                   2,237,880            7.3 Years             $13.75           313,790            $11.03
15.34  -   22.88                   9,921,216            5.9 Years             $17.68         4,924,354            $17.71
23.19  -   34.00                   3,863,927            7.7 Years             $23.53           224,085            $25.48
35.00 -    49.60                     431,294            5.9 Years             $35.57           210,193            $35.58
-------------------------------------------------------------------------------------------------------------------------
$ .16 -  $ 49.60                  17,060,066            6.4 Years             $18.44         6,278,171            $16.89
=========================================================================================================================


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated as follows for the years ended December 31, 1999, 1998, and 1997 (in thousands except per share data):


                                                                1999               1998             1997
                                                            -----------         ---------       ----------
As reported net income                                       $    2,119         $  51,940       $   33,782
Pro forma net income (loss) for SFAS 123                     $  (15,046)        $  24,133       $   27,092

Net income (loss) per share:
    As reported basic net income per share                   $      .04         $     .90       $      .62
    Pro forma basic net income (loss) per
        share for SFAS 123                                   $     (.25)        $     .42       $      .50

    As reported diluted net income (loss) per share          $      .03         $     .83       $      .55
    Pro forma diluted net income (loss) per
        share for SFAS 123                                   $     (.25)        $     .38       $      .45


The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. Additional grants in future years are anticipated.

The following weighted average assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:


                                                     1999       1998       1997
                                                    ------     ------     -------
Expected volatility                                    73%        52%        45%
Average expected option life                       4 Years    4 Years    5 Years
Average expected life for employee
    stock purchase plan shares                     .5 Year    .5 Year    .5 Year
Risk-free interest rate                               5.8%       4.5%       6.2%
Dividend yield                                          0%         0%         0%

The weighted average grant date fair value of options granted under the stock option plans was $11.13 in 1999, $8.80 in 1998, and $12.59 in 1997. The weighted average fair value of shares issued under the employee stock purchase plan was $7.83 in 1999, $13.40 in 1998, and $4.81 in 1997. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is approximately four years, while the fair value assigned to grants under the Employee Stock Purchase Plan was recognized in full at the various dates of grant.

Employee Stock Purchase Plan

On December 14, 1994, the Board of Directors adopted the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which was subsequently approved by stockholders at the annual meeting of stockholders in May 1995. The Company has authorized 1,500,000 shares of the Company's common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock, subject to limitations provided by
Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. Each participating employee may purchase up to 1,500 shares per payment period and purchases by any one employee may not exceed $25,000 in fair market value of the stock purchased in any one year. The purchases are made twice per year at a price equal to the lesser of (i) 85% of the average market price of the Company' common stock on the first business day of the payment period and (ii) 85% of the average market price of the Company's common stock on the last day of the payment period. Annual payment periods consist of two six-month periods, January 15 through July 14 and July 15 through January 14. For the years ended December 31, 1999, 1998, and 1997, 445,763, 231,365, and
211,734 shares of common stock, respectively, were issued under the Stock Purchase Plan. At December 31, 1999 457,365 shares were available for future grant.

Restricted Stock

On August 27, 1999 the Board of Directors approved the issuance of 300,000 shares of restricted stock to the Chief Executive Officer at par value. The restricted stock will vest as follows: (i) 100,000 shares on December 31, 2000,
(ii) 100,000 shares on the earlier to occur of either July 31, 2002 or the first date on which the closing price of the Company's common stock equals or exceeds $28.876, and (iii) 100,000 shares on the earlier to occur of either January 31, 2003 or the first date on which the closing price of the Company's common stock equals or exceeds $36.095.

The Company recorded deferred compensation of $4.3 million related to the hiring of its Chief Executive Officer and compensation expense of $666,000 was recognized for the year ended December 31, 1999.

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

Warrants

In December 1992, the Company issued warrants to Safeguard Scientifics, Inc. for the purchase of 900,000 shares of common stock at a price of $2.00 per share. The warrants vested immediately and were exercisable for a five-year period from the date of issuance. In December 1997, all warrants were exercised for common stock.

Dividends

The Facility prohibits the Company from paying any dividends or making any distributions either in cash or in kind on any class of its capital stock without prior consent of Chase as administrator of the Facility (see Note F). The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

Dividends may also be restricted by the inability to liquidate ownership interests in the Fund to pay cash dividends. At December 31, 1999, approximately $17.1 million of consolidated retained earnings relates to undistributed gains on the Company's equity method investment in the Fund.

Dividend distributions made by Peter Chadwick were made in accordance with the Peter Chadwick shareholder agreements in effect prior to the acquisition, and amounted to $1.2 million and $3.0 million for the years ended December 31, 1998 and 1997, respectively. At December 31, 1997, the $1.2 million of dividend distribution paid in the first quarter of 1998 was included in other current liabilities reflecting Peter Chadwick's dividend obligations up to the date of acquisition in accordance with the Peter Chadwick shareholder agreements in effect prior to the acquisition.

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


H.   Lease Commitments

In January 1998, the Company entered into a lease for an approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, and houses the Company's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which commenced in June 1999, and is renewable for two additional five-year terms.

On June 4, 1992, the Company entered into, among other building and equipment leases, a lease for a building in Cambridge, Massachusetts. This facility previously housed part of its Northeast operations and corporate departments. The building is owned by a trust, the sole beneficiary of which is the Chairman of the Board of Directors of the Company. The initial lease term expires in August 2007. Beginning in 1999, this facility is being subleased through its remaining lease term. The Company's lease for its Allston, Massachusetts facility, which housed the remainder of its Northeast operations, terminated effective June 30, 1999.

Minimum future lease commitments under non-cancelable operating leases for buildings and equipment in effect at December 31, 1999, are presented as follows (in thousands):


         2000                                                        $   18,943
         2001                                                            17,149
         2002                                                            15,115
         2003                                                            12,472
         2004                                                             9,855
         Thereafter                                                      27,629
                                                                    -----------
              Total minimum lease payments                            $ 101,163
                                                                    ===========

For the years ended December 31, 1999, 1998, and 1997, rental expense under all leases was approximately $17.0 million, $15.6 million and $11.0 million, respectively, of which approximately $833,000, $814,000 and $765,000, respectively, were paid to the trust described above.


I.   Other Costs

Other costs consist of the following (in thousands):


                                                                  1999          1998         1997
                                                             ------------   -----------   ----------
         Facility costs and related expenses                 $     81,801   $    58,881   $   43,920
         Non-billable project expenses                             38,617        34,597       19,080
         Non-billable staff costs                                  39,115        21,412       15,479
         Education and training                                    22,964        12,080        6,103
                                                              -----------    ----------   ----------
                                                             $    182,497   $   126,970   $   84,582
                                                             ============   ===========   ==========

J.   Income Taxes

The components of income (loss) before income taxes and the related provision for income taxes for the years ended December 31, 1999, 1998, and 1997 are presented below (in thousands):


                                                 1999        1998        1997
                                               --------    --------    --------
Income (loss) before income taxes:
         Domestic                              $(25,435)   $ 57,071    $ 49,340
         Foreign                                 28,853      26,033       9,496
                                               --------    --------    --------
                                               $  3,418    $ 83,104    $ 58,836
                                               ========    ========    ========
Provision (benefit) for income taxes:
         Current:
              Federal                          $ (7,098)   $ 19,955    $ 17,769
              Foreign                            11,143       9,682       3,881
              State                                  --       2,623       3,741
                                               --------    --------    --------
                                                  4,045      32,260      25,391
         Deferred:
              Federal                            (2,530)     (1,009)       (308)
              Foreign                                --          --          10
              State                                (216)        (87)        (39)
                                               --------    --------    --------
                                                 (2,746)     (1,096)       (337)
                                               --------    --------    --------
         Total                                 $  1,299    $ 31,164    $ 25,054
                                               ========    ========    ========

The Company's deferred tax assets and (liabilities) are comprised of the following as of December 31, 1999 and 1998 (in thousands):


                                                               1999      1998
                                                             --------  --------
         Net operating losses                                $  7,677  $     --
         Bad debt reserves                                      1,196       838
         Vacation accrual                                       1,493       631
         Contract reserves                                      1,353        --
         Research credits                                       5,570        --
         Fixed asset depreciation                              (1,567)     (485)
         Cash to accrual adjustments                             (615)   (1,174)
         Unrealized gain on investment                        (11,505)   (1,033)
         Other accruals                                           264     1,593
                                                             --------  --------
                                                             $  3,866  $    370
                                                             ========  ========

Included in unrealized gain on investment at December 31, 1999 and 1998 is a deferred tax liability of $29,000 and $753,000, respectively, related to an increase in the basis of an investment recorded as part of comprehensive income reflected in the Consolidated Statements of Stockholders' Equity. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," this deferred tax liability amount is not included in the provision for income taxes.

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax rate:

                                             1999          1998          1997
                                           --------      --------      --------
U.S. statutory tax rate @ 35%              $  1,196      $ 29,086      $ 20,593
State income taxes, net of
    federal income tax benefit                  149         1,829         2,931
Goodwill amortization                           251           249           235
Meals and entertainment                       1,049         1,662           530
Foreign tax credits                             420            --          (824)
Research credits                             (1,735)       (1,662)           --
Non-taxable S-Corporation income                 --          (416)         (353)
Other, net                                      (31)         (332)         (235)
                                           --------      --------      --------
Effective tax rate before non-
    deductible pooling costs                  1,299        30,416        22,877
Non-deductible pooling costs                     --           748         2,177
                                           --------      --------      --------
    Effective tax rate                     $  1,299      $ 31,164      $ 25,054
                                           ========      ========      ========


At December 31, 1999 the Company has a $ 26.0 million net operating loss carryover of which $14.7 million relates to employee stock option deductions which do not benefit the tax provision. Any future benefit will be recorded as an increase to additional paid in capital.

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


                                                               1998        1997
                                                             -------     -------
Pro forma data (unaudited):
   Historical income before income taxes                     $83,104     $58,836
   Provision for income taxes:
      Historical income taxes                                 31,164      25,054
      Pro forma increase to historical income taxes              195         437
                                                             -------     -------
   Pro forma net income                                      $51,745     $33,345
                                                             =======     =======

   Pro forma basic net income per share                      $   .90     $   .62
                                                             =======     =======
   Pro forma diluted net income per share                    $   .83     $   .55
                                                             =======     =======

K.   Net Income Per Share

The following table presents the calculation of per share earnings for the years ended December 31, 1999, 1998, and 1997 (in thousands except per share data):


                                                       1999      1998      1997
                                                     -------   -------   -------
Net income                                           $ 2,119   $51,940   $33,782
                                                     =======   =======   =======

Basic:
    Weighted average common shares outstanding        60,004    58,079    54,632
                                                     =======   =======   =======
    Net income per common share                      $   .04   $   .90   $   .62
                                                     =======   =======   =======

Diluted:
    Weighted average common shares outstanding        60,004    58,079    54,632
    Dilutive effects of stock options,
         restricted stock, and warrants                1,741     5,222     6,143
                                                     -------   -------   -------
    Weighted average common and common
        equivalent shares outstanding                 61,745    63,301    60,775
                                                     =======   =======   =======
    Net income per common and common
        equivalent share                             $   .03   $   .83   $   .55
                                                     =======   =======   =======

At December 31, 1999, 1998 and 1997 outstanding options to purchase approximately 7,015,174, 4,906,686, and 2,825,606 shares, respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive.


L.   Employee Benefit Plans

In 1992, the Company established a savings and profit-sharing plan (the "401(k) Plan") covering substantially all of the Company's employees. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company may elect to make contributions under the 401(k) Plan. Starting in 1994, the Company elected to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the 401(k) Plan. Company matching contributions made under the 401(k) Plan amounted to $2.9 million, $2.3 million, and $1.3 million in 1999, 1998, and 1997, respectively.

Cambridge-Switzerland sponsors a defined contribution retirement plan (the "Switzerland Plan") for its employees. Under the Switzerland Plan, employees can contribute between 5% to 11% of salary depending on age and other factors. All employee contributions are matched by Cambridge-Switzerland. Employer matching contributions amounted to $504,000, $225,000, and $188,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

In 1992, Enterprise Resource Solutions, Inc. ("ERS"), a subsidiary of the Company, established a savings and profit-sharing plan (the "ERS Profit-sharing Plan") covering substantially all of

ERS' employees. The ERS Profit-sharing Plan was qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. ERS could elect to make contributions under the ERS Profit-sharing Plan. ERS elected to make matching contributions based on a percentage of employees' contributions. The Company completed the rollover of assets held under the ERS Profit-sharing Plan to the 401(k) Plan in January 1998. ERS' matching contributions amounted to $538,000 for the year ended December 31, 1997.

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

M.   Commitments and Contingencies

On August 31, 1998, the Company acquired Excell Data Corporation ("Excell"). On November 19, 1998, certain of the former shareholders of Excell filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the Company filed a counterclaim against such former stockholders of Excell which alleges breach of contract. On March 2, 2000, the United States District Court for the District of Massachusetts granted Cambridge's motion for summary judgment, dismissing the complaints of the former shareholders of Excell in their entirety.

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

N.   Cambridge Technology Capital Fund I L.P.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. A wholly owned subsidiary of the Company acts as the general partner of the Fund's general partner. The Company's ownership interest in the Fund, of approximately 24%, is accounted for using the equity method of accounting. The Company's total capital commitment to the Fund is approximately $6.0 million, of which $4.9 million has been contributed through December 31, 1999. The carrying value of the Company's investment in the fund was approximately $33.2 million and $2.7 million respectively at December 31, 1999 and 1998 and is included in other assets in the consolidated balance sheet. The increase in the carrying value of the Company's investment in the Fund in 1999 is primarily a result of unrealized changes in the fair value of securities in the Fund's investment portfolio. During 1999, the Company has received approximately $2.2 million of distributions from the Fund in the form of securities.


Summarized financial information of the Fund is presented as follows (in thousands):


                                                              December 31,
                                                        1999              1998
                                                      --------          --------
Current assets                                        $139,472          $ 11,141
Non-current assets                                          --                --
                                                      --------          --------
Total assets                                          $139,472          $ 11,141
                                                      ========          ========

Current liabilities                                   $     20          $     22
Non-current liabilities                                     --                --
                                                      --------          --------
Total liabilities                                     $     20          $     22
                                                      ========          ========



                                                                 Years Ended December 31,
                                                        1999              1998              1997
                                                      --------          --------          ---------
Net realized gains                                    $  7,399          $     --          $      --
Net increase in unrealized
     appreciation of investments                       118,336             4,012                 --
Net loss from operations                                 (656)              (685)              (129)
Cumulative effect of
     accounting change                                   (151)                --                 --
                                                      --------          --------          ---------
Net increase in partners' capital                     $124,928          $  3,327          $    (129)
                                                      ========          ========          =========

O.   Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are presented as follows (in thousands):


                                                        1999       1998       1997
                                                      --------   -------    ------
Cash paid during the year for:
     Interest                                         $   118    $   199    $  232
     Income taxes                                      16,990     11,171     5,503


P.   Operating Segment and Geographic Information

In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company is managed in two operating segments: North America and International. The North American operating segment consists of e-business, systems integration, and consulting services in the United States and Canada, while the International operating segment consists of e-business, systems integration, and consulting services outside of North America.

The Company evaluates each segment's performance based on revenues and income from operations. For 1999 segment reporting purposes, total corporate revenues, depreciation/amortization expense, income from operations, fixed asset additions and assets have been included in North America. The investment in the Fund of $33.2 million, $2.7 million and $295,000 is included in total assets for North America at December 31, 1999, 1998, and 1997, respectively. For segment reporting purposes in prior periods, corporate revenues, depreciation/ amortization expense and income from operations had been allocated to each segment based on the proportionate operating income of each segment. Prior period revenues, depreciation/amortization expense, and income from operations have been reclassified to conform with current period presentation.

Information about the Company's operating segments is presented as follows (in thousands):


                                                                                      1999                1998               1997
                                                                                    ---------           ---------          ---------
         Revenues:
            North America                                                           $ 404,808           $ 421,608          $ 307,512
            International                                                             223,303             190,433            130,817
                                                                                    ---------           ---------          ---------
         Consolidated                                                               $ 628,111           $ 612,041          $ 438,329
                                                                                    =========           =========          =========

         Depreciation and amortization:
            North America                                                           $  13,130           $   9,386          $   6,547
            International                                                               3,479               3,460              2,215
                                                                                    ---------           ---------          ---------
         Consolidated                                                               $  16,609           $  12,846          $   8,762
                                                                                    =========           =========          =========

         Income (loss) from operations:
            North America                                                           $ (48,556)          $  54,184          $  46,150
            International                                                              16,607              26,823             10,796
                                                                                    ---------           ---------          ---------
             Consolidated income (loss)
               from operations                                                        (31,949)             81,007             56,946
            Other income                                                               35,367               2,097              1,890
                                                                                    ---------           ---------          ---------
         Consolidated income before income taxes                                    $   3,418           $  83,104          $  58,836
                                                                                    =========           =========          =========

         Fixed asset additions:
            North America                                                           $  16,788           $  18,082          $  17,745
            International                                                               4,589               5,966              5,344
                                                                                    ---------           ---------          ---------
         Consolidated                                                               $  21,377           $  24,048          $  23,089
                                                                                    =========           =========          =========
         Total assets :
            North America                                                           $ 270,749           $ 257,617          $ 185,845
            International                                                              96,925              93,589             56,576
                                                                                    ---------           ---------          ---------
         Consolidated                                                               $ 367,674           $ 351,206          $ 242,421
                                                                                    =========           =========          =========

Geographic information of the Company is as follows (in thousands):


                                           1999                  1998                  1997
                                        ---------             ---------             ---------
Revenues:
   North America                        $ 404,808             $ 421,608             $ 307,512
   Europe                                 192,711               172,650               121,630
   Latin America                           15,679                11,795                 8,852
   Asia Pacific                            14,913                 5,988                   335
                                        ---------             ---------             ---------
Consolidated                            $ 628,111             $ 612,041             $ 438,329
                                        =========             =========             =========
Income (loss) from operations:
   North America                        $ (48,556)            $  54,184             $  46,150
   Europe                                  17,093                28,402                13,470
   Latin America                           (2,409)               (1,778)                 (827)
   Asia Pacific                             1,923                   199                (1,847)
                                        ---------             ---------             ---------
Consolidated                            $ (31,949)            $  81,007             $  56,946
                                        =========             =========             =========

Total long-lived assets:
   North America                        $  84,799             $  53,214             $  34,176
   Europe                                  10,275                11,158                 9,336
   Latin America                            1,030                 1,249                   322
   Asia Pacific                             1,888                   606                    32
                                        ---------             ---------             ---------
Consolidated                            $  97,992             $  66,227             $  43,866
                                        =========             =========             =========

Revenues to external customers are based on the location of the customer.
North American operations consist of services provided in the United States and Canada. European operations consist of services provided primarily in the United Kingdom, the Netherlands, Switzerland, Sweden, Norway, Denmark, Ireland, Germany, France, Austria, and Italy which have similar business environments. Latin American operations consist of services provided primarily in Mexico, Puerto Rico, Brazil, Venezuela, and Columbia. Asia Pacific operations consist of services provided primarily in Japan, Australia, and India. There are no intraenterprise sales for the periods presented. Corporate revenue, income from operations and long-lived assets have been included in North America. No customer of the Company accounted for 5% or more of the Company's revenues for any of the periods presented.

Q.   Quarterly Financial Information (unaudited)

The following table presents unaudited quarterly financial information for the years ended 1999 and 1998 (in thousands, except per share data):


                                                                            Quarters Ended
                                            March 31,                June 30,             September 30,            December 31,
                                     ---------------------   ----------------------   ---------------------   ----------------------
                                        1999        1998        1999         1998        1999        1998        1999         1998
                                     ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------
Revenues                             $ 151,373   $ 142,223   $ 163,496    $ 156,578   $ 168,235   $ 153,074   $ 145,007    $ 160,166

Income (loss) from operations           11,138      20,117      (1,538)      22,078      11,450      13,831     (52,999)      24,981

Income (loss) before
  income taxes                          12,031      20,529       1,917       22,577      17,317      14,821     (27,847)      25,177

Net income (loss)                        7,459      12,480       1,189       13,534      10,736       9,675     (17,265)      16,251

Basic net income (loss)
  per share                                .13         .22         .02          .23         .18         .17        (.28)         .28

Diluted net income (loss)
   per share                               .12         .20         .02          .21         .18         .16        (.28)         .26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item may be found under the sections captioned "Election of Directors," "Election of Directors - Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement pursuant to Regulation 14A (the "2000 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item may be found under the sections captioned "Compensation and Other Information Concerning Executive Officers and Directors" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item may be found under the sections captioned "Principal Holders of Voting Securities" and "Election of Directors - Stock Ownership of Directors and Executive Officers" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found under the section captioned "Election of Directors - Certain Relationships and Related Transactions" in the 2000 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Consolidated Financial Statements.

          For the following consolidated financial information included herein, see Index to Item 8 on Page F-1:

               Report of Independent Accountants.

               Consolidated Balance Sheets as of December 31, 1999 and 1998.

               Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules.

     The following consolidated financial statement schedule is included in Item 8 of this Form 10-K:

          II -- Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

     3.   List of Exhibits.


Exhibit No.       Description

   3.1(i)(2)      Amended and Restated Certificate of Incorporation of the Company, as amended.
   3.1(ii)(3)     Amended and Restated By-laws of the Company.
   4.1(4)         Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholders
                       Services, LLC (the "Rights Agreement").
   4.2(4)         Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.
  10.1(4)         Lease dated June 4, 1992, as amended, between 304 Vassar Street Realty Trust and the
                       Company, for 304 Vassar Street, Cambridge, Massachusetts.
  10.2(5)*        Amended and Restated 1991 Stock Option Plan as amended.
  10.3(6)*        Form of Non-Qualified Stock Option Agreement of the Company for Executive Officers.


  10.4(6)*        Form of Non-Qualified Stock Option Agreement of the Company for Non-Executive Officers.
  10.5(5)*        Form of Incentive Stock Option Agreement of the Company for Executive Officers.
  10.6(5)*        Form of Incentive Stock Option Agreement of the Company for Non-Executive Employees.
  10.7(3)*        Agreement dated December 1992 between the Company and James K. Sims.
  10.8(7)*        Amendment to Agreement between the Company and James K. Sims dated December 15,1994.
  10.9(8)         Credit Agreement, dated as of September 10, 1998, by and among the Company, certain of its subsidiaries, The Chase Manhattan Bank and Fleet National Bank.
  10.10(8)        Guaranty dated September 10, 1998 by certain subsidiaries of the Company in favor of The
                       Chase Manhattan Bank and Fleet National Bank.
  10.11(5)*       Description of 1997 Executive Bonus Plan.
  10.12(5)*       Form of Split-Dollar Life Insurance Agreement for Executive Officers and Vice Presidents
  10.13*          Employment Agreement between the Company and Jack L. Messman, dated as of August 27, 1999.
  10.14*          Restricted Stock Award Agreement between the Company and Jack L. Messman, dated as of August 27, 1999.
  10.15*          Form of non-qualified stock agreement awarded to Jack L. Messman, dated August 27, 1999.
  10.16(9)*       Amended and Restated Service Agreement between the Company and Gerard Van Kemmel, dated July 12, 1999.
  10.17(5)*       Service Agreement with Quentin Baer, as amended.
  10.18(5)*       Service Agreement with Ian Clarkson, as amended.
  10.19(9)*       Agreement between the Company and James K. Sims, dated as of September 1, 1999.
  10.20(10)       Promissory Note, dated December 31, 1998, from Arthur M. Toscanini to the Company.
  10.21(10)       Promissory Note, dated November 13, 1998, from H. Carvel Moore to the Company.
  10.22(10)       Promissory Note, dated December 21, 1998, from Theo Schnitfink to the Company.
  10.23(10)       Promissory Note, dated November 2, 1998, from Theo Schnitfink to the Company.
  10.24           Secured Recourse Promissory Note, dated February 24, 2000, from Theo Schnitfink to the Company.
  10.25           Pledge Agreement, dated February 24, 2000, between Theo Schnitfink and the Company.
  10.26*          H. Carvel Moore Letter of Understanding, dated March 3, 2000.
  11              Statement Regarding Computation of Per Share Earnings.
  21              Subsidiaries of the Company.
  23              Consent of PricewaterhouseCoopers LLP.


  24              Power of Attorney (included on Signature Page to this report)
  27.1            Financial Data Schedule
  99.1            Cambridge Technology Capital Fund I, L.P. Financial Statements

(1)      Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated
         August 31, 1998.
(2)      Incorporated herein by reference to the exhibits to the Company's
         Quarterly Report on Form 10-Q for the three-month period ended June 30, 1998.
(3)      Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1
         (File No. 33-56338).
(4)      Incorporated herein by reference to the exhibits to the Company's
         Registration Statement on Form 8-A/A filed on September 30, 1998.
(5)      Incorporated herein by reference to the exhibits to the Company's
         Annual Report on Form 10-K for the twelve-month period ended December 31, 1997.
(6)      Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated
         October 16, 1995.
(7)      Incorporated herein by reference to the exhibits to the Company's
         Quarterly Report on Form 10-Q for the three-month period ended June 30, 1994.
(8)      Incorporated herein by reference to the exhibits to the Company's
         Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998.
(9)      Incorporated herein by reference to the exhibits to the Company's
         Quarterly Report on Form 10-Q/A for the three-month period ended September 30, 1999.
(10)     Incorporated herein by reference to the exhibits to the Company's
         Annual Report on Form 10-K for the twelve-month period ended December 31, 1998.

* Indicates a management contract or any compensatory plan, contract or arrangement.

     (b)  Reports on Form 8-K.

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1999.

     (c)  Exhibits.

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Certain reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

     (d) Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated.

     The Company hereby files as part of this Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above, which are attached hereto. In addition, refer to Item 14(a)(3) and Exhibit 99.1 for the financial statements of Cambridge Technology Capital Fund I, L.P. as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and for the period from October 17, 1997 (date of inception) to December 31, 1997, which are filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 21st day of March, 2000.

                                     Cambridge Technology Partners
                                     (Massachusetts), Inc.



                                     By: /s/ Jack L. Messman
                                         -------------------------
                                         Jack L. Messman
                                         President

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Cambridge Technology's Partners (Massachusetts), Inc., hereby severally constitute and appoint Jack L. Messman and Joseph A. LaSala, Jr., and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Cambridge Technology Partners (Massachusetts), Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                            Title                                         Date
---------                            -----                                         ----
/s/ Jack L. Messman                  Chief Executive Officer, President            March 21, 2000
------------------------             and Director (Principal Executive Officer)
Jack L. Messman

/s/ John J. Gavin, Jr.               Executive Vice President - Finance,           March 21, 2000
------------------------             Chief Financial Officer and
John J. Gavin, Jr.                   Treasurer (Principal Financial  and
                                     Accounting Officer)

/s/ Warren V. Musser                 Director                                      March 21, 2000
------------------------
Warren V. Musser

                                     Director
------------------------
John W. Poduska, Sr.

/s/ Robert E. Keith, Jr.             Director                                      March 21, 2000
------------------------
Robert E. Keith, Jr.

                                     Director
------------------------
James I. Cash, Jr.

/s/ James D. Robinson III            Director                                      March 21, 2000
------------------------
James D. Robinson III

                      REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 10, 2000, except for the first paragraph of Note M, as to which the date is March 2, 2000, appearing in the 1999 Annual Report of Cambridge Technology Partners (Massachusetts), Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Boston, Massachusetts
March 27, 2000

                                                                     SCHEDULE II


              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                           VALUATION AND QUALIFYING
                                   ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                (in thousands)


                                                                                    (2)
                                                                                 Charged to
                                                Balance at           (1)           other                          Balance at
          Allowances for                         Beginning        Charged to      accounts -                        End of
        Doubtful Accounts                        of Period   cost and expenses     describe       Deductions        Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997                       $1,756           $1,001         $   --          $    --           $ 2,757
Year ended December 31, 1998                        2,757            1,793             --               --             4,550
Year ended December 31, 1999                        4,550            5,737             --               --            10,287


                                                                                    (2)
                                                                                 Charged to
                                                Balance at           (1)           other                          Balance at
                                                 Beginning        Charged to      accounts -                        End of
        Contract Reserve                         of Period   cost and expenses     describe       Deductions        Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997                       $3,816           $1,212         $   --           $   --           $ 5,028
Year ended December 31, 1998                        5,028               54             --               --             5,082
Year ended December 31, 1999                        5,082             (296)            --               --             4,786
