Form 10-Q
period 2000-03-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2000-05-12
CIK 895462

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
       (Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

     As of April 30, 2000, there were 62,398,168 shares of common stock outstanding.

==============================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of March 31, 2000 and
    December 31, 1999                                                   3

  Consolidated Statements of Operations for the Three
    Months Ended March 31, 2000 and 1999                                4

  Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2000 and 1999                                5

  Notes to Consolidated Financial Statements                            6


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        11

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     18


PART II - OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS                                              18

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                               19

SIGNATURES                                                             20

EXHIBIT INDEX                                                          21

 PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
  -------  --------------------

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                        March 31,     December 31,
                                                                          2000           1999
                                                                         --------       --------
                                                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $ 57,950       $ 62,288
 Investments held to maturity                                              28,785         28,659
 Accounts receivable, less allowance of $10,414 and $10,287
   at March 31, 2000 and December 31, 1999, respectively                  132,066        126,842
 Unbilled revenue on contracts                                             16,353         13,181
 Deferred income taxes                                                        247            247
 Prepaid expenses and other current assets                                 47,775         38,465
                                                                         --------       --------
   Total current assets                                                   283,176        269,682

Property and equipment, net                                                51,573         53,127
Deferred income taxes                                                       6,144          3,619
Other assets                                                               35,285         41,246
                                                                         --------       --------
   Total assets                                                          $376,178       $367,674
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $ 10,189       $ 13,845
 Accrued expenses                                                          64,033         54,971
 Deferred revenue                                                          11,306          9,594
 Income taxes payable                                                      11,781         12,054
 Obligations under capital leases, current                                     46             71
                                                                         --------       --------
   Total current liabilities                                               97,355         90,535

Obligations under capital lease                                                59            103
Other long term liabilities                                                 2,000              -

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01 per share, 2,000,000 shares authorized and none issued and outstanding
   at March 31, 2000 and December 31,1999, respectively                         -              -
 Common stock, $.01 par value, authorized 250,000,000
   shares;  issued and outstanding 62,695,705 and 62,065,028 shares
   at March 31, 2000 and December 31, 1999, respectively                      627            621
 Additional paid-in capital                                               168,347        159,738
 Retained earnings                                                        125,396        129,670
 Accumulated other comprehensive loss                                     (14,444)        (9,331)
 Deferred compensation                                                     (3,162)        (3,662)
                                                                         --------       --------
              Total stockholders' equity                                  276,764        277,036
                                                                         --------       --------
   Total liabilities and stockholders' equity                            $376,178       $367,674
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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended March 31,
                                         ----------------------------
                                               2000       1999
                                             --------   --------
Net revenues                                 $147,592   $151,373
Costs and expenses:
 Project personnel                             78,007     71,568
 General and administration                    24,071     16,442
 Sales and marketing                           19,042     14,265
 Other costs                                   47,167     37,960
                                             --------   --------
   Total operating expenses                   168,287    140,235
                                             --------   --------

Income/(loss) from operations                 (20,695)    11,138

Other income/(expense):
 Interest income, net                             706        561
 Gain on equity investment                      5,113        407
 Gain on sale of assets                         7,661          -
 Foreign exchange gain/(loss)                      90        (75)
                                             --------   --------
   Total other income                          13,570        893
                                             --------   --------

Income/(loss) before income taxes              (7,125)    12,031
Provision/(benefit) for
income taxes                                   (2,850)     4,572
                                             --------   --------

Net income/(loss)                            $ (4,275)  $  7,459
                                             ========   ========

Basic net income/(loss) per share               $(.07)      $.13
                                             ========   ========

Diluted net income/(loss) per share             $(.07)      $.12
                                             ========   ========

Weighted average number of
 common shares outstanding                     62,270     59,301
                                             ========   ========

Weighted average number of
 common and common
 equivalent shares outstanding                 62,270     64,059
                                             ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2000         1999
                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                  $ (4,275)  $  7,459
Amounts that reconcile net income/(loss)  to net cash
 used in operating activities:
 Depreciation and amortization                                        4,238      3,943
 Stock based compensation                                               500          -
 Tax benefit from exercise of stock options                               -      1,467
 Gain on equity investment in Cambridge Technology Capital Fund      (5,113)      (282)
 Gain on sale of assets                                              (7,661)         -
 Change in deferred income taxes                                     (2,524)         -
 Changes in assets and liabilities:
   (Increase)/decrease in accounts receivable                        (6,248)     3,317
   Increase in unbilled revenue on contracts                         (3,401)   (10,263)
   Increase in prepaid expenses and other current assets             (4,911)    (3,845)
   Decrease/(increase) in other assets                                1,182       (216)
   Decrease in accounts payable                                      (3,566)    (1,339)
   Increase/(decrease) in accrued expenses                            9,536     (5,097)
   Increase in deferred revenue                                       1,724      1,080
   Decrease in income taxes payable                                    (314)    (7,344)
   Increase in other long-term liabilities                            2,000          -
                                                                   --------   --------
 Net cash used in operating activities                              (18,833)   (11,120)
                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                  (2,790)    (4,210)
Purchase of investments held to maturity                             (1,944)    (4,579)
Maturity of investments held to maturity                              1,818      2,137
Proceeds from Cambridge Technology Capital
    Fund cash distribution                                            5,928          -
Investment in Cambridge Technology Capital Fund                           -       (840)
Proceeds from sale of assets                                          3,001          -
                                                                   --------   --------
     Net cash provided by/(used in) investing activities              6,013     (7,492)
                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases                          (37)       (54)
Proceeds from employee stock purchase plan                            2,826      4,768
Proceeds from exercise of stock options                               5,789      7,307
                                                                   --------   --------
     Net cash provided by financing activities                        8,578     12,021
                                                                   --------   --------

Effect of foreign exchange rate changes on cash                         (96)       236

Net decrease in cash and cash equivalents                            (4,338)    (6,355)
Cash and cash equivalents at beginning of period                     62,288     80,051
                                                                   --------   --------
Cash and cash equivalents at end of period                         $ 57,950   $ 73,696
                                                                   ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the full year.


B.  NET INCOME PER SHARE
    --------------------

The following table presents the calculation of earnings per share for the three months ended March 31, 2000 and 1999 (in thousands except per share data):

                                                                           Three Months Ended
                                                                               March 31,
                                                                  -----------------------------------
                                                                        2000                1999
                                                                  ---------------      --------------
Net income/(loss)                                                         $(4,275)            $ 7,459
                                                                  ===============      ==============
Basic:
    Weighted average number of common shares outstanding                   62,270              59,301
                                                                  ===============      ==============

        Net income/(loss) per share                                       $  (.07)            $   .13
                                                                  ===============      ==============
Diluted:
   Weighted average number of common shares outstanding                    62,270              59,301
   Dilutive effects of stock options                                            -               4,758
                                                                  ---------------      --------------
   Weighted average number of common and common
      equivalent shares outstanding                                        62,270              64,059
                                                                  ===============      ==============

        Net income/(loss) per share                                       $  (.07)            $   .12
                                                                  ===============      ==============

For the three month period ended March 31, 2000 basic and diluted EPS were calculated based solely on weighted average number of common shares outstanding. For the three month period ended March 31, 2000 and 1999, outstanding options to purchase 6,523,787 and 772,024 shares respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive.

C.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of March 31, 2000, the Company held foreign exchange forward contracts of approximately $8.4 million and there were no related deferred gains or losses. As of March 31, 2000, the forward contracts consisted of 460.0 million Japanese yen, 2.8 million Swiss francs, 1.0 million British pounds, and 4.5 million French francs. The Company does not hold foreign exchange contracts for trading purposes.

D.  COMPREHENSIVE INCOME
    --------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components for the three months ended March 31, 2000 and 1999 (in thousands):


                                                                                Three Months Ended
                                                                                    March 31,
                                                                   -----------------------------------------
                                                                          2000                    1999
                                                                   -----------------       -----------------
Comprehensive income/(loss):
    Net income/(loss)                                              $          (4,275)      $           7,459
    Other comprehensive income/(loss):
      Unrealized gain/(loss) on marketable equity securities,
       net of taxes of ($2,525) and $165 for the three month
       periods ended March 31, 2000 and 1999, respectively                    (3,788)                    267
      Foreign currency translation adjustment                                 (1,325)                 (3,197)
                                                                   -----------------       -----------------
    Other comprehensive loss                                                  (5,113)                 (2,930)
                                                                   -----------------       -----------------
        Comprehensive income/(loss)                                $          (9,388)      $           4,529
                                                                   =================       =================


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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are required to be recognized on a prospective basis from July 1, 2000. The Company is currently evaluating the impact, if any, this interpretation will have on its financial position and results of operations.

F.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

On November 18, 1998, certain of the former stockholders of Excell Data Corporation ("Excell") filed a lawsuit against the Company in the United States District Court for the District of Massachusetts ("District Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract. On March 2, 2000, the District Court granted the Company's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. These suits have since been consolidated by the court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. The Company has moved to dismiss the plaintiffs' consolidated complaint. That motion is currently pending.

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any such existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

G.  CAMBRIDGE TECHNOLOGY CAPITAL FUND I L.P. (the "FUND")
    ------------------------------------------------------

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. The Company's ownership interest in the Fund, of approximately 24%, is accounted for using the equity method of accounting. The Company's total capital commitment to the Fund is approximately $6.0 million, of which $4.9 million has been contributed through March 31, 2000. The carrying value of the Company's investment in the Fund was approximately $18.2 million and $33.2 million at March 31, 2000 and December 31, 1999 respectively, and is included in other assets in the consolidated balance sheet. The decrease in the carrying value of the Company's investment in the Fund in 2000 is primarily a result of realized gains on the distribution of assets in the Fund's investment portfolio. For the quarter ended March 31, 2000, the Company received approximately $5.9 million of cash distributions and $14.2 million of distributions in-kind in the form of marketable equity securities. The gain on the Company's equity investment in the Fund totaled $5.1 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. The amount of gain allocated each period is based on the allocation of the Fund's income as determined by the Fund's partnership agreement. The allocation methodology may vary at times and may not be solely based on contribution percentage.

Summarized financial information of the Fund is presented as follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                             ----------------------------------
                                                 2000                  1999
                                             ------------          ------------
Net realized gains                           $     69,967          $      3,364
Net decrease in unrealized
     appreciation of investments                  (51,989)               (1,301)
Net loss from operations                             (156)                 (196)
                                             ------------           -----------

Net increase in partners' capital            $     17,822           $     1,867
                                             ============           ===========

The net decrease in unrealized appreciation of investments for the three months ended March 31, 2000 and 1999 included $50.0 million and $2.1 million, respectively, of reversals of unrealized gains from prior periods in order to record realized gains for securities sold or distributed during the current period.

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

The Company evaluates each segment's performance based on revenues and income from operations. For segment reporting purposes, total corporate revenues, income from operations, and assets have been included in North America. The investment in the Fund of $18.2 million and $2.9 million is included in total assets for North America at March 31, 2000 and 1999, respectively.

Information about the Company's operating segments is presented as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                  ---------------------------------------
                                                        2000                    1999
                                                  ---------------       -----------------
Revenues:
   North America                                  $        91,240       $          97,287
   International                                           56,352                  54,086
                                                  ---------------       -----------------
     Consolidated                                        $147,592                $151,373
                                                  ===============       =================

Income/(loss) from operations:
   North America                                  $       (23,060)      $           3,730
   International                                            2,365                   7,408
                                                  ---------------       -----------------
     Consolidated income/(loss)
         from operations                                  (20,695)                 11,138
   Other income                                            13,570                     893
                                                  ---------------       -----------------
Consolidated income/(loss)
         before incomes taxes                     $        (7,125)      $          12,031
                                                  ===============       =================

Total assets:
   North America                                         $278,330                $272,246
   International                                           97,848                  84,585
                                                  ---------------       -----------------
     Consolidated                                 $       376,178       $         356,831
                                                  ===============       =================

I.    GAIN ON SALE OF ASSETS
      ----------------------

On February 10, 2000, the Company announced that it had sold its Cambridge Information Network ("CIN") to EarthWeb Inc. ("EarthWeb") for $8.0 million in a combination of cash and EarthWeb common stock, as determined by EarthWeb. During the first quarter of 2000, the Company recorded a gain on the sale of assets, net of transaction costs related to this transaction, of approximately $7.7 million. Approximately $3.0 million in cash proceeds were received on February 10, 2000. Under the terms of the agreement, approximately $1.0 million in cash or an equivalent amount of shares of EarthWeb's stock were to be received on March 31, 2000 and June 30, 2000, respectively, and the balance of approximately $3.0 million in cash or an equivalent amount of shares of EarthWeb's stock will be received on September 30, 2000. The March 31, 2000 payment was deficient due to the timing of the delivery of EarthWeb's stock to the Company and a decrease in the value of such stock between March 31, 2000 and the actual delivery date. The Company is seeking a resolution to the deficiency. In conjunction with the sale of CIN to EarthWeb, the Company entered into a services agreement with EarthWeb to purchase a combination of web site sponsorships and service from EarthWeb's sites for $1.0 million per year for three years.

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

Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. This market trend represents a growth opportunity for Cambridge. Starting in 2000, Cambridge groups its services into three lines of business, "e-Solutions," "Traditional" and "Change Management Consulting."

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

Revenues for the first quarter of 2000 decreased 3% to $147.6 million compared to $151.4 million for the same period in 1999. Net loss for the quarter ended March 31, 2000 was $4.3 million, or $.07 per share (basic and diluted). Included in net loss for the first quarter of 2000 is a $5.1 million, or a $.05 per share (basic and diluted), gain on equity investment related to the Company's investment in the Cambridge Technology Capital Fund I L.P. (the "Fund"), and a $7.7 million, or a $.07 per share (basic and diluted) gain on sale of assets related to the Company's sale of its Cambridge Information Network (CIN). This compares to net income of $7.5 million, or $.12 per share (diluted), for the first quarter of 1999.

For the first quarter of 2000, e-Solutions revenues, consisting of e-Business and e-Integrations revenues, increased 59% to $77.0 million compared to $48.3 million for the same period in 1999. Sequentially, e-Solutions revenues increased 11% compared to $69.3 million for the quarter ended December 31, 1999. Growth in e-Solutions revenues for the first quarter of 2000 is primarily attributable to increased demand for the Company's e-Business and e-Integration services worldwide. Revenues for Traditional services, comprised of services from custom client/server applications and implementations of software such as call centers and enterprise resource planning (ERP) applications, decreased 48% to $38.8 million for the first quarter of 2000 compared to $73.9 million for the same period in 1999. The decrease in revenues from Traditional services was primarily due to clients investing in such projects in prior periods in conjunction with Year 2000 prevention plans and the transition of the Company's staff to providing e-Solutions services. Change Management Consulting revenues for the first quarter of 2000 increased 9% to $31.8 million from $29.1 million due primarily to increased demand in North America within the energy and chemical sectors and the development of the financial sector in Europe.

North American revenues decreased 6% to $91.2 million for the quarter ended March 31, 2000 compared to $97.3 million for the same period in 1999, while International revenues decreased 4% to $56.4 million in the first quarter of 2000 compared to $54.1 million in the first quarter of 1999. North American revenues for 2000 represented 62% of total revenues while International revenues represented 38% of total revenues for the same period. North American revenues for 1999 represented 64% of total revenues while International revenues represented 36% of total revenues for the same period. The decrease in North American and International revenues for the quarter ended March 31, 2000 compared to the same period in 1999 was due primarily to a decrease in revenues from Traditional services. Traditional services remain a part of the Company's service offerings in support of e-Solutions.

Annualized employee turnover was approximately 40%, excluding forced turnover, for the first quarter of 2000 compared to approximately 31%, excluding forced turnover, for 1999. The Company, along with the rest of the technology industry, continues to be challenged by employee turnover as companies compete for employees with the skill sets required to fulfill client demand. Company headcount totaled 3,942 at March 31, 2000 compared to 4,207 at December 31, 1999.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1999

Total revenues for the first quarter of 2000 decreased 3% to $147.6 million compared to $151.4 million for the same period in 1999. North American revenues decreased 6% to $91.2 million for the quarter ended March 31, 2000 compared to $97.3 million for the same period in 1999. International revenues decreased 4% to $56.4 million in the first quarter of 2000 compared to $54.1 million in the first quarter of 1999. The decrease in worldwide total revenues for the first quarter of 2000 compared to the first quarter of 1999 was principally due to a 48% decrease in the revenues from Traditional services to $38.8 million from $73.9 million. This decrease was partially offset by an increase in the revenues from e-Solutions of 59% to $77.0 million for the first quarter of 2000 from $48.3 million for the same period in 1999 and an increase of 9% in revenues from Change Management Consulting to $31.8 million for the quarter ended March 31, 2000 from $29.1 million for the same period in 1999. The decrease in revenues from Traditional services was primarily due to clients investing in such projects in prior periods in conjunction with Year 2000 prevention plans and the transition of the Company's staff to providing e-Solutions services. Traditional services remain a part of the Company's service offerings in support of e-Solutions. Growth in e-Solutions revenues for the first quarter of 2000 is primarily attributable to increased demand for the Company's e-Business and e-Integration services worldwide. The increase in Change Management Consulting revenues was primarily due to increased demand in North America within the energy and chemical sectors and the development of the financial sector in Europe.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly related to the level of client services being delivered. Project personnel costs were $78.0 million, or 53% of revenues, for the first quarter of 2000 compared to $71.6 million or 47% of revenues, for the first quarter of 1999. The dollar and percentage increase resulted primarily from an increase in payroll and payroll-related expenses associated with increased wages to transition the Company's salary scale to the top end of the market place and bonus costs associated with the Company's incentive bonus program. The increase in project personnel costs was partially offset by a 13% decrease in worldwide project personnel headcount to 2,992 full-time employees at March 31, 2000 from 3,428 full-time employees at March 31, 1999. Competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates in an attempt to cover the expected increase in project personnel costs.

General and administration expenses were $24.1 million, or 16% of revenues, for the first quarter of 2000 compared to $16.4 million or, 11% of revenues, for the first quarter of 1999. The dollar and percentage increase resulted primarily from an incentive bonus program, an increase in payroll and payroll-related expenses associated with increased wages and recruiting of additional personnel, including senior executives, to support the Company's business. Worldwide general and administrative personnel headcount increased 16% to 710 full-time employees at March 31, 2000 from 612 full-time employees at March 31, 1999.

Sales and marketing expenses were $19.0 million, or 13% of revenues, for the first quarter of 2000 compared to $14.3 million, or 9% of revenues, for the first quarter of 1999. The dollar and percentage increase resulted primarily from costs associated with enhancing the Company's brand recognition through advertising and the sponsorship of major forums and an increase in payroll and payroll-related expenses associated with increased wages. This increase was partially offset by a decrease in worldwide sales and marketing personnel headcount of 20% to 240 employees at March 31, 2000 from 301 employees at March 31, 1999. The Company continued its investment in marketing initiatives and educational and training programs through those conducted by its Management Lab. The Management Lab enables clients to participate in both physical and virtual interactive forums to discuss issues associated with adopting IT, as well as key business, technology, and career management issues.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, non-billable project personnel costs, and training costs. Other costs were $47.2 million, or 32% of revenues, for the first quarter of 2000 compared to $38.0 million, or 25% of revenues, for the first quarter of 1999. The dollar and percentage increase from 1999 resulted principally from increased facilities and telecommunications costs. The increase was also caused by a decrease in staff utilization due to employee turnover and additional training required to transition project personnel to providers of e-Business solutions. The Company continues to assess its hiring plans based upon a review of the skill sets required to reflect the change in market dynamics.

Included in other income for the first quarter of 2000 is a gain on equity investment of $5.1 million related to the Company's investment in the Fund compared to a gain of $0.4 million for the first quarter of 1999. Also included in other income for the first quarter of 2000 is a gain on the sale of CIN of $7.7 million. CIN is an internet community for IT executives to share experiences, solve problems, and exchange benchmarking data and other information. In addition, other income includes interest income, net of interest expense, of $0.7 million for the first quarter of 2000 compared to $0.6 million for the same period in 1999.

The Company maintains monthly foreign exchange forward contracts in an attempt to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of March 31, 2000, the Company held foreign exchange contracts of approximately $8.4 million. As the Company grows its international business, it becomes increasingly subject to the risks associated with international operations, including fluctuations in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate for the first quarter of 2000 was 40% compared to 38% for the same period a year ago. The increase in the effective tax rate for the first quarter of 2000 was primarily due to an increase in certain expenses which are not deductible for tax purposes. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net loss for the quarter ended March 31, 2000 was $4.3 million, or $.07 per share (basic and diluted). Included in net loss for the first quarter of 2000 is a $5.1 million, or a $.05 per share (basic and diluted) gain on equity investment related to the Company's investment in the Fund and a $7.7 million, or a $.07 per share (basic and diluted) gain on sale of assets. This compares to net income of $7.5 million, or $.12 per share (diluted), for the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate essentially debt-free and working capital increased to $185.8 million at March 31, 2000, from $179.1 million at December 31, 1999. This increase was primarily due to increases in accounts receivable, unbilled revenue on contracts, prepaid expenses and other current assets, and a decrease in accounts payable, partially offset by a decrease in cash and cash equivalents and an increase in accrued expenses. The increase in unbilled revenue on contracts was caused by timing differences, including timing differences between contractual billing terms and percentage of completion revenue recognition requirements. The Company's days sales outstanding in accounts receivable was 81 days for the first quarter of 2000 compared to 79 days for the quarter ended December 31, 1999, and 77 days for the quarter ended March 31, 1999. This increase from 1999 to 2000 was due to an increase in accounts receivable while revenue remained essentially the same. The increase in accounts receivable is primarily due to longer collection periods resulting from employee turnover which has resulted in the discontinuity of project teams. The Company actively assesses and monitors the collectability of its accounts receivable and has included days sales outstanding as a measurement criteria to calculate certain employees incentive bonuses for 2000.

Net cash used in operating activities was $18.8 million in the first three months of 2000, compared to net cash used in operating activities of $11.1 million for the same period in 1999. The increase in net cash used in operating activities in 2000 compared to 1999 was primarily caused by a net loss in 2000 compared to net income in 1999, and an increase in accounts receivable, partially offset by an increase in accrued expenses and an increase in other long-term liabilities. In addition, the net loss for 2000 includes non-cash gains from the Fund and the sale of CIN.

Capital expenditures of $3.0 million for the first three months of 2000 were used principally for computer equipment to support the Company's operations, employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for the full year of 2000 are expected to approximate $26 million, principally for leasehold improvements, personal computers, employee workstations, telecommunications equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

The Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all. Liquidity may also be effected by acquisitions of companies or technology.

In December 1999, the Company announced a new investment strategy that will help create and build New Economy companies (NEWCOs) using the knowledge and skills of its consultants, funding from internal sources, and capital from the Fund and other venture capital firms. During 2000, the Company expects to invest approximately $25 million in NEWCOs subject to market conditions.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the quarter ended March 31, 2000 the Company was in compliance with the debt to capital and net worth ratio requirements but was not in compliance with the debt service coverage ratio. The Company is in the process of renegotiating the terms of the Facility. As of March 31, 2000 and December 31, 1999, the Company had no balance outstanding under the Facility.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. A wholly owned subsidiary of the Company acts as the general partner of the Fund's general partner, and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. At March 31, 2000, the Company's cumulative capital contribution to the Fund amounted to approximately $4.9 million. The Company's investment in the Fund resulted in a net gain of approximately $5.1 million for the three months ended March 31, 2000.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. However, the Company's strategy to transition its business to Internet oriented solutions could place a strain on the Company's financial resources. The Company anticipates that existing cash and investment balances combined with cash generated from operations will be sufficient to meet the Company's working capital requirements for at least the next 12 months and to fund the transition of the Company's business. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, or regulatory conditions could also adversely affect future results and liquidity.


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

The Company has recommended, implemented and customized various third-party software packages for its clients, certain of which may not be Year 2000 compliant. Because the Company has designed, developed and implemented software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems are Year 2000 compliant. There also can be no assurance that the contractual protections, if any, obtained by the Company will operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.

To date, the Company's software and services have not revealed any significant Year 2000 problems. As of May 12, 2000, the Company has not experienced any significant issues as a result of Year 2000 problems and does not anticipate incurring material incremental costs in future periods due to such issues.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are required to be recognized on a prospective basis from July 1, 2000. The Company is currently evaluating the impact, if any, this interpretation will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; e-Business initiatives undertaken in response to customer demand and anticipated market growth opportunities; the transition of personnel to e-Solutions from traditional services; estimated costs for additional retention programs; the Company's hiring efforts; increases in personnel and wages for the Company's personnel; the impact of varying compensation arrangements; geographic expansion and opening additional offices; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation:

   . risks associated with the Company's transition to an e-Business company, including the orientation of new management teams within the new structure and the need to develop reliable forecasting tools for each e-Business service offering;
   . the success of the Company's human resources repositioning and retention programs;
   .  employee hiring, retention, billability and utilization;
   . the number and significance of client engagements commenced and completed during a period;
   .  the number of working days in a period;
   .  the Company's ability to manage its growth;
   . the Company's ability to manage the cost of its engagements and operating costs;
   . changes in demand for the Company's services and third party products or solutions for which the Company performs integration services;
   .  future initiatives in an attempt to adapt to changing market dynamics;
   .  estimated costs for additional retention programs;
   . changes in market conditions that could impact the value of securities owned by the Company or the Company's investment in the Cambridge Technology Capital Fund I;
   .  turnover in senior management;
   .  competition;
   .  risks associated with international operations;
   . the acceptance and profitability of the Company's services in new locations;
   .  the integration of acquired businesses;
   . unanticipated negative outcomes of litigation involving the Company; and . misappropriation of, or lack or loss of protection of, the Company's intellectual property.
   .  risks associated with NEWCO investments.

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


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

On November 18, 1998, certain of the former stockholders of Excell Data Corporation ("Excell") filed a lawsuit against the Company in the United States District Court for the District of Massachusetts ("District Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract. On March 2, 2000, the District Court granted the Company's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in the United States District Court for the District of Massachusetts. These suits have since been consolidated by the court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. The Company has moved to dismiss the plantiffs' consolidated complaint. That motion is currently pending.

The Company is involved in litigation and various other legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K    UPDATE REQUIRED
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

(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the three months ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  May 12, 2000         By: /s/ John J. Gavin, Jr.
                                       -----------------------
                                       John J. Gavin, Jr.
                                       Senior Vice President and
                                          Chief Financial Officer

                                    By: /s/ Louis P. Persico
                                       ---------------------
                                       Louis P. Persico
                                       Vice President, Controller and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX

     Exhibit No.           Description    UPDATE REQUIRED
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