Form 10-Q
period 2000-06-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2000-08-14
CIK 895462

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     As of July 31, 2000, there were 63,062,865 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I -  FINANCIAL INFORMATION:

ITEM 1:   FINANCIAL STATEMENTS


  Consolidated Balance Sheets as of June 30, 2000 and
    December 31, 1999                                                        3

  Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 2000 and 1999                                      4

  Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 2000 and 1999                                      5

  Notes to Consolidated Financial Statements                                 6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              12

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        20


PART II - OTHER INFORMATION:

ITEM 1:   LEGAL PROCEEDINGS                                                 21

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                  22

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24

 PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements
   -------  --------------------

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                        June 30,      December 31,
                                                                          2000           1999
                                                                       -----------    ------------
                                                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $ 61,982       $ 62,288
 Investments held to maturity                                              27,932         28,659
 Accounts receivable, less allowance of $14,631 and $10,287
   at June 30, 2000 and December 31, 1999, respectively                   152,596        126,842
 Unbilled revenue on contracts                                             10,880         13,181
 Deferred income taxes                                                        247            247
 Prepaid expenses and other current assets                                 53,103         38,465
                                                                         --------       --------
   Total current assets                                                   306,740        269,682

Property and equipment, net                                                50,049         53,127
Deferred income taxes                                                       2,310          3,619
Other assets                                                               24,058         41,246
                                                                         --------       --------
   Total assets                                                          $383,157       $367,674
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $ 12,633       $ 13,845
 Accrued expenses                                                          81,195         54,971
 Deferred revenue                                                          15,554          9,594
 Income taxes payable                                                       1,416         12,054
 Obligations under capital leases, current                                     41             71
                                                                         --------       --------
   Total current liabilities                                              110,839         90,535

Obligations under capital lease                                                48            103
Other long term liabilities                                                 1,750              -

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01 per share, 2,000,000 shares authorized and none issued and outstanding
   at June 30, 2000 and December 31,1999, respectively                          -              -
 Common stock, $.01 par value, authorized 250,000,000
   shares;  issued and outstanding 62,769,025 and 62,065,028 shares
   at June 30, 2000 and December 31, 1999, respectively                       628            621
 Additional paid-in capital                                               168,662        159,738
 Retained earnings                                                        114,396        129,670
 Accumulated other comprehensive loss                                     (10,504)        (9,331)
 Deferred compensation                                                     (2,662)        (3,662)
                                                                         --------       --------
              Total stockholders' equity                                  270,520        277,036
                                                                         --------       --------
   Total liabilities and stockholders' equity                            $383,157       $367,674
                                                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                            Three Months Ended June 30,    Six Months Ended June 30,
                            ---------------------------    -------------------------
                                 2000          1999           2000           1999
                              --------      --------        --------       --------
Revenues                      $159,850      $163,496         $307,442       $314,869
Costs and expenses:
 Project personnel              72,938        81,667          150,945       153,235
 General and administration     31,056        21,525           55,127        37,967
 Sales and marketing            20,850        16,025           39,892        30,290
 Other costs                    50,432        45,817           97,599        83,777
                              --------      --------         --------      --------
   Total operating expenses    175,276       165,034          343,563       305,269
                              --------      --------         --------      --------

Income/(loss) from
 operations                    (15,426)       (1,538)         (36,121)        9,600

Other income/(expense):
 Interest income, net              706           478            1,412         1,163
 Gain/(loss) on investments     (3,925)        3,367            1,188         3,649
 Gain on sale of assets              -             -            7,661             -
 Foreign exchange
  gain/(loss)                      313          (390)             403          (464)
                              --------      --------         --------      --------
Total other
 income/(expense)               (2,906)        3,455           10,664         4,348
                              --------      --------         --------      --------

Income/(loss) before
 income taxes                  (18,332)        1,917          (25,457)       13,948
Provision/(benefit) for
 income taxes                   (7,333)          728          (10,183)        5,300
                              --------      --------         --------      --------

Net income/(loss)             $(10,999)     $  1,189         $(15,274)     $  8,648
                              ========      ========         ========      ========

Basic net income/(loss)
 per share                      $(0.18)        $0.02           $(0.25)        $0.15
                              ========      ========         ========      ========

Diluted net income/(loss)
 per share                      $(0.18)        $0.02           $(0.25)        $0.14
                              ========      ========         ========      ========
Weighted average number of
 common shares outstanding      62,426        59,654           62,347        59,480
                              ========      ========         ========      ========
Weighted average number of
 common and common equivalent
 shares outstanding             62,426        60,813           62,347        62,588
                              ========      ========         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                    Six Months Ended June  30,
                                                                    --------------------------
                                                                       2000           1999
                                                                    ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                     $(15,274)     $  8,648
Amounts that reconcile net income/(loss)  to net cash
 used in operating activities:
 Depreciation and amortization                                           9,158         7,775
 Stock based compensation                                                1,000             -
 Tax benefit from exercise of stock options                                  -         1,589
 Gain on equity investment in Cambridge Technology Capital Fund         (7,287)       (1,421)
 Gain on sale of marketable equity securities                                -        (2,228)
 Gain on sale of assets                                                 (7,661)            -
 Loss on sale of Cambridge Technology Capital Fund
   distribution in kind                                                  6,099             -
 Change in deferred income taxes                                         1,307             -
 Changes in assets and liabilities:
   Increase in accounts receivable                                     (27,389)      (14,623)
   Decrease/(increase) in unbilled revenue on contracts                  2,080        (9,475)
   Increase in prepaid expenses and other current assets               (12,465)       (4,416)
   Decrease in other assets                                              7,295         1,769
   Decrease in accounts payable                                         (1,104)       (3,293)
   Increase in accrued expenses                                         26,883         2,420
   Increase in deferred revenue                                          5,975         4,132
   Decrease in income taxes payable                                    (10,717)       (8,487)
   Increase in other long-term liabilities                               1,750             -
                                                                      --------      --------
 Net cash used in operating activities                                 (20,350)      (17,610)
                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                     (6,294)      (13,263)
Purchase of investments held to maturity                               (10,437)       (7,231)
Maturity of investments held to maturity                                11,164         4,815
Investment in equity securities                                         (1,000)
Proceeds from Cambridge Technology Capital
    Fund cash distribution                                               5,927             -
Proceeds from sale of Cambridge Technology Capital
    Fund distributions in kind                                           8,881             -
Investment in Cambridge Technology Capital Fund                           (630)       (1,409)
Proceeds from sale of marketable equity securities                           -         2,324
Proceeds from sale of assets                                             4,656             -
                                                                      --------      --------
     Net cash provided by/(used in) investing activities                12,267       (14,764)
                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases                             (55)         (110)
Proceeds from employee stock purchase plan                               6,105         4,768
Proceeds from exercise of stock options                                  2,826         8,998
                                                                      --------      --------
     Net cash provided by financing activities                           8,876        13,656
                                                                      --------      --------

Effect of foreign exchange rate changes on cash                         (1,099)         (887)
Net decrease in cash and cash equivalents                                 (306)      (19,605)
Cash and cash equivalents at beginning of period                        62,288        80,051
                                                                      --------      --------
Cash and cash equivalents at end of period                            $ 61,982      $ 60,446
                                                                      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

               CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.  BASIS OF REPORTING
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the full year.

B.  NET INCOME PER SHARE
    --------------------

The following table presents the calculation of earnings per share for the three and six months ended June 30, 2000 and 1999 (in thousands except per share data):

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                          --------------------       --------------------
                                                            2000         1999           2000       1999
                                                          --------     -------       --------     -------

Net income/(loss)                                         $(10,999)    $ 1,189       $(15,274)    $ 8,648
                                                          ========     =======       ========     =======
Basic:
    Weighted average number of common shares outstanding    62,426      59,654         62,347      59,480
                                                          ========     =======       ========     =======

        Net income/(loss) per share                       $  (0.18)    $   .02       $  (0.25)    $   .15
                                                          ========     =======       ========     =======
Diluted:
   Weighted average number of common shares outstanding     62,426      59,654         62,347      59,480
   Dilutive effects of stock options                             -       1,159              -       3,108
                                                          --------     -------       --------     -------
   Weighted average number of common and common
      equivalent shares outstanding                         62,426      60,813         62,347      62,588
                                                          ========     =======       ========     =======

        Net income/(loss) per share                       $  (0.18)    $   .02       $  (0.25)    $   .14
                                                          ========     =======       ========     =======

For the three and six month periods ended June 30, 2000, basic and diluted EPS were calculated based solely on weighted average number of common shares outstanding. For the three month and six month periods ended June 30, 2000, common stock equivalents of 16.3 million shares were excluded from the computation of diluted EPS because the effects of these shares were anti-dilutive. The number of common stock equivalents excluded from the computation of diluted EPS for the three and six months ended June 30, 1999 was 5.4 million and 4.2 million shares, respectively.

C.  FOREIGN EXCHANGE CONTRACTS
    --------------------------

The Company maintains foreign exchange contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of June 30, 2000, the Company held foreign exchange forward contracts of approximately $4.3 million and there were no related deferred gains or losses. As of June 30, 2000, the Company maintained foreign exchange contracts to mitigate the risk of changes in Swiss francs, British pounds, and French francs. The Company does not hold foreign exchange contracts for trading purposes.

D.  COMPREHENSIVE INCOME
    --------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                       -------------------       ---------------------
                                                         2000      1999              2000       1999
                                                       --------  ---------        ----------   -------
Comprehensive income/(loss):
    Net income/(loss)                                  $(10,999)   $ 1,189        $(15,274)    $ 8,648
    Other comprehensive income/(loss):
      Unrealized gain/(loss) on marketable equity
         securities, net of taxes of
         $1,491 and $(1,034) for
         the three and six month periods ended
         June 30, 2000, respectively and
         net of taxes of  $165 for the six
         months periods ended June 30, 1999               2,237          -          (1,551)        267
      Reclassification adjustment for (gain)/loss
         on marketable equity securities included
         in net income/(loss), net of taxes of $2,340
         for the three and six month periods ended
         June 30, 2000 and net of taxes of $(920)
         and $(753) for the three and six month
         periods ended June 30, 1999, respectively        3,509     (1,521)          3,509      (1,255)
      Foreign currency translation adjustment            (1,805)    (2,472)         (3,131)     (5,935)
                                                       --------    -------        --------     -------
      Other comprehensive income/(loss)                   3,941     (3,993)         (1,173)     (6,923)
                                                       --------    -------        --------     -------
        Comprehensive income/(loss)                    $ (7,058)   $(2,804)       $(16,447)    $ 1,725
                                                       ========    =======        ========     =======

E.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, recorded as a gain or loss, depends on the intended use of the derivative and its resulting designation. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activites-deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2001. The Company has determined that SFAS 137 will not have a material impact on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are required to be recognized on a prospective basis from July 1, 2000. The Company has determined that this interpretation will not have a material impact on its financial position and results of operations.

F.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

On November 18, 1998, certain of the former stockholders of Excell Data Corporation ("Excell") filed a lawsuit against the Company in the United States District Court for the District of Massachusetts ("District Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract. On March 1, 2000, the District Court granted the Company's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in United States District Court for the District of Massachusetts ("District Court"). These suits have since been consolidated by the District Court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. The Company has moved to dismiss the plaintiffs' consolidated complaint. The motion is currently pending, with oral argument before the District Court scheduled for September 18, 2000.

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

G.  CAMBRIDGE TECHNOLOGY CAPITAL FUND I L.P. (THE "FUND")
    ------------------------------------------------------

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. The Company's ownership interest in the Fund, of approximately 24%, is accounted for using the equity method of accounting. The Company's total capital commitment to the Fund is approximately $6.0 million, of which $5.6 million has been contributed through June 30, 2000. The carrying value of the Company's investment in the Fund was approximately $14.7 million and $33.2 million at June 30, 2000 and December 31, 1999 respectively, and is included in other assets in the consolidated balance sheet. The decrease in the carrying value of the Company's investment in the Fund in 2000 is primarily a result of the distribution of assets from the Fund's investment portfolio. For the six months ended June 30, 2000, the Company received $5.9 million in cash distributions from the Fund, none of which were received during the three months ended June 30, 2000. For the six months ended June 30, 2000, the Company also received $20.9 million of distributions in-kind in the form of marketable equity securities, $6.7 million of these distributions were received in the three months ended June 30, 2000. No cash distributions were received for the six months ended June 30, 1999. For the six months ended June 30, 1999, the Company received $1.0 million of distributions in-kind in the form of marketable equity securities, none of which were received in the three months ended June 30, 1999.

The gain on the Company's equity investment in the Fund totaled $2.2 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively. The gain on the Company's equity investment in the Fund totaled $7.3 million and $1.4 million for the six months ended June 30, 2000 and 1999, respectively. The gain on the Company's equity investment in the Fund for 2000 primarily resulted from realized gains due to the Fund's distributions of equity securities while the gain on the Company's equity investment in the Fund for 1999 primarily resulted from unrealized changes in the fair value of the Fund's investment portfolio. The amount of gain allocated each period is based on the allocation of the Fund's income as determined by the Fund's partnership agreement. The allocation methodology may vary at times and may not be solely based on contribution percentage.

Summarized financial information of the Fund is presented as follows (in thousands):

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                          -------------------          --------------------
                                            2000        1999             2000         1999
                                          --------     ------          --------     -------
Net realized gains                        $ 22,239     $  450          $ 92,206      $3,814
Net (decrease)/increase in
  unrealized appreciation of
  investments                              (32,108)     4,596           (84,097)      3,295
Net loss from operations                      (185)      (241)             (341)       (437)
                                          --------     ------          --------      ------
Net increase/(decrease) in partners'
 capital                                  $(10,054)    $4,805          $  7,768      $6,672
                                          ========     ======          ========      ======

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

The Company evaluates each segment's performance based on revenues and income from operations. For segment reporting purposes, total corporate revenues, income from operations, and assets have been included in North America. The carrying value of the investment in the Fund of $14.7 million and $33.2 million is included in total assets for North America at June 30, 2000 and December 31, 1999, respectively.

Information about the Company's operating segments is presented as follows (in thousands):


                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                     ---------------------        ----------------------
                                       2000         1999            2000          1999
                                     --------     --------        ---------     --------

Net revenues:
   North America                     $ 99,917     $109,369         $191,153     $206,656
   International                       59,933       54,127          116,289      108,213
                                     --------     --------         --------     --------
      Consolidated                   $159,850     $163,496         $307,442     $314,869
                                     ========     ========         ========     ========

Income/(loss) from operations:
   North America                     $(15,613)    $ (5,557)        $(38,676)    $ (2,715)
   International                          187        4,019            2,555       12,315
                                     --------     --------         --------     --------
      Consolidated income/(loss)
         from operations              (15,426)      (1,538)         (36,121)       9,600
   Other income/(loss)                 (2,906)       3,455           10,664        4,348
                                     --------     --------         --------     --------
      Consolidated income/(loss)
         before income taxes         $(18,332)    $  1,917         $(25,457)    $ 13,948
                                     ========     ========         ========     ========

                                     June 30,   December 31,
                                       2000        1999
                                     --------   -----------

Total assets:
   North America                     $270,819     $270,749
   International                      112,338       96,925
                                     --------     --------
     Consolidated                    $367,674     $364,125
                                     ========     ========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

OVERVIEW

Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge" or the "Company") performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes - the information technology that defines the "New Economy." Founded in 1991, the Company combines electronic business and digital (Internet) strategy consulting and cross-enterprise, software integration services to "Global 1000" organizations worldwide, delivering rapid end-to-end business solutions.

Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. This market trend represents a growth opportunity for Cambridge. Starting in 2000, Cambridge groups its services into three lines of business, "e-Solutions," "Traditional" and "Change Management Consulting." The Company's e-Solutions service offering is comprised of e-Business and e-Integration, and generally includes digital business strategies, e-commerce technical solutions consulting, Internet user experience design and advanced software application integration. Traditional services generally include custom client/server application solutions and implementations of software such as call centers and enterprise resource planning (ERP) applications. The Company's Change Management Consulting practice includes integrated management consulting across various industrial sectors and the entire scope of the value chain of the Company's clients.

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

Revenues for the second quarter of 2000 decreased 2% to $159.9 million compared to $163.5 million for the same period in 1999. Net loss for the quarter ended June 30, 2000 was $11.0 million, or $.18 per share (basic and diluted). Included in net loss for the second quarter of 2000 is a $3.9 million loss, or $.04 per share (basic and diluted), related to the Company's equity investment in the Cambridge Technology Capital Fund I L.P. (the "Fund"). This compares to net income of $1.2 million, or $.02 per share (basic and diluted), for the second quarter of 1999. Included in net income for the second quarter of 1999 is a $3.4 million gain, or $.03 per share (diluted), on equity investment related to the Company's investment in the Fund.

For the second quarter of 2000, e-Solutions revenues increased 60% to $92.4 million compared to $57.6 million for the same period in 1999. Sequentially, e-Solutions revenues increased 20% compared to $77.0 million for the quarter ended March 31, 2000. Growth in e-Solutions revenues for the second quarter of 2000 is primarily attributable to increased demand for the Company's e-Business and e-Integration services worldwide. Revenues for Traditional decreased 55% to $34.0 million for the second quarter of 2000 compared to $75.8 million for the same period in 1999. The decrease in revenues from Traditional services was primarily due to the elevated levels at which clients invested in such projects in prior periods in conjunction with Year 2000 prevention plans and the transition of the Company's focus to providing e-Solutions services. Traditional services remain a part of the Company's service offerings in support of e-Solutions. Change Management Consulting revenues for the second quarter of 2000 increased 12% to $33.5 million from $30.1 million due primarily to increased demand in North America within the energy and chemical sectors and the development of the financial sector in Europe.

North American revenues decreased 9% to $99.9 million for the quarter ended June 30, 2000 compared to $109.4 million for the same period in 1999, while International revenues increased 11% to $60.0 million in the second quarter of 2000 compared to $54.1 million in the second quarter of 1999. North American revenues for the second quarter of 2000 represented 62% of total revenues while International revenues represented 38% of total revenues for the same period. North American revenues for the second quarter of 1999 represented 67% of total revenues while International revenues represented 33% of total revenues for the same period. The decrease in North American revenues for the quarter ended June 30, 2000 compared to the same period in 1999 was due primarily to a decrease in revenues from Traditional services, which are concentrated more heavily in North America than International. The increase in International revenues for the quarter ended June 30, 2000 compared to the same period in 1999 was due primarily to increased revenues from e-Solutions.

Annualized employee turnover was approximately 38.7%, excluding forced turnover, for the second quarter of 2000 compared to approximately 40.0%, excluding forced turnover, for the first quarter of 2000. The Company, along with the rest of the technology industry, continues to be challenged by employee turnover as companies compete for employees with the skill sets required to fulfill client demand. Company headcount totaled 3,905 at June 30, 2000 compared to 3,942 at March 31, 2000.

On July 27, 2000, the Company announced that it is exploring strategic options to allow Cambridge Management Consulting, its change management consulting unit, to operate as a more independent but majority-owned business of the Company. Options being considered include finding a strategic partner and listing on a European stock exchange. The changes the Company is considering are designed to enable Cambridge Management Consulting to grow faster and to recruit and retain the best personnel with share option and incentive programs directly aligned with the unit's performance.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
     THREE MONTHS ENDED JUNE 30, 1999

Total revenues for the second quarter of 2000 decreased 2% to $159.9 million compared to $163.5 million for the same period in 1999. North American revenues decreased 9% to $99.9 million for the quarter ended June 30, 2000 compared to $109.4 million for the same period in 1999. International revenues increased 11% to $60.0 million in the second quarter of 2000 compared to $54.1 million in the second quarter of 1999. The decrease in worldwide total revenues for the second quarter of 2000 compared to the second quarter of 1999 was principally due to a 55% decrease in the revenues from Traditional services to $34.0 million from $75.8 million. This decrease was partially offset by an increase in the revenues from e-Solutions of 60% to $92.4 million for the second quarter of 2000 from $57.6 million for the same period in 1999 and an increase of 12% in revenues from Change Management Consulting to $33.5 million for the quarter ended June 30, 2000 from $30.1 million for the same period in 1999. The decrease in revenues from Traditional services was primarily due the elevated levels at which the clients invested in such projects in prior periods in conjunction with Year 2000 prevention plans and the transition of the Company's focus to providing e-Solutions services. Traditional services remain a part of the Company's service offerings in support of e-Solutions. Growth in e-Solutions revenues for the second quarter of 2000 is primarily attributable to increased demand for the Company's e-Business and e-Integration services worldwide. The increase in Change Management Consulting revenues was primarily due to increased demand in North America within the energy and chemical sectors and the development of the financial sector in Europe.

Project personnel costs consist principally of payroll and payroll-related expenses for personnel dedicated to client assignments and are directly related to the amount of client services being delivered. Project personnel costs were $72.9 million, or 46% of revenues, for the second quarter of 2000 compared to $81.7 million, or 50% of revenues, for the second quarter of 1999. The dollar and percentage decrease resulted primarily from a decrease in payroll and payroll-related expenses due to a lower level of headcount and was partially offset by wage increases in an initiative to transition the Company's salary scale to the top end of the market. Worldwide project personnel headcount decreased 15% to 2,890 full-time employees at June 30, 2000 from 3,390 full-time employees at June 30, 1999. Competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates in an attempt to cover the expected increase in project personnel costs.

General and administration expenses were $31.1 million, or 19% of revenues, for the second quarter of 2000 compared to $21.5 million, or 13% of revenues, for the second quarter of 1999. The dollar and percentage increase resulted primarily from an increase in payroll and payroll-related expenses associated with increased wages and recruiting of additional personnel, including senior executives, to support the Company's business, higher levels of expenses related to the use of outside professional services, and an increased bad debt reserve related to credit issues with certain dot-com customers. Worldwide general and administrative personnel headcount increased 6% to 759 full-time employees at June 30, 2000 from 714 full-time employees at June 30, 1999.

Sales and marketing expenses were $20.9 million, or 13% of revenues, for the second quarter of 2000 compared to $16.0 million, or 10% of revenues, for the second quarter of 1999. The dollar and percentage increase resulted primarily from costs associated with enhancing the Company's brand recognition through advertising and the sponsorship of major forums and an increase in payroll and payroll-related expenses associated with increased wages, partially offset by a decrease in headcount. Worldwide sales and marketing personnel headcount decreased 15% to 258 employees at June 30, 2000 from 305 employees at June 30, 1999.

Other costs consist of non-billable expenses directly incurred for client projects and other associated business costs, including facilities costs and related expenses, non-billable staff travel, non-billable project personnel costs, and training costs. Other costs were $50.4 million, or 32% of revenues, for the second quarter of 2000 compared to $45.8 million, or 28% of revenues, for the second quarter of 1999. The dollar and percentage increase from 1999 resulted primarily from increased equipment and telecommunications costs. The increase was also caused by a decrease in staff utilization due to employee turnover and additional training required to transition project personnel to e-Business solutions. The Company continues to assess its hiring plans based upon a review of the skill sets required to reflect the evolving needs of its clients.

Included in other income/(loss) for the second quarter of 2000 is a loss on investments of $3.9 million, which is comprised of a $6.1 million loss on the sale of securities distributed from the Fund, partially off set by a $2.2 gain related to the Company's equity investment in the Fund compared to a $3.4 million equity investment gain for the second quarter of 1999. The gain on the Company's equity investment in the Fund for the second quarter of 2000 primarily resulted from realized gains due the the Fund's distribution of equity securities while the gain on the Company's equity investment in the Fund for the second quarter of 1999 primarily resulted from unrealized appreciation of the Fund's portfolio of securities.

The Company maintains monthly foreign exchange forward contracts in an attempt to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of June 30, 2000, the Company held foreign exchange contracts of approximately $4.3 million. As the Company grows, it becomes increasingly subject to the risks associated with international operations, including fluctuations in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate for the second quarter of 2000 was 40% compared to 38% for the same period a year ago. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net loss for the quarter ended June 30, 2000 was $11.0 million, or $.18 per share (basic and diluted). Included in net loss for the second quarter of 2000 is a $3.9 million loss, or $.04 per share (basic and diluted), on investments related to the Company's equity investment in the Fund. This compares to net income of $1.2 million, or $.02 per share (basic and diluted), for the second quarter of 1999. Included in net income for the second quarter of 1999 is a $3.4 million gain, or $.03 per share (diluted), on investments related to the Company's equity investment in the Fund.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
     SIX MONTHS ENDED JUNE 30, 1999

Total revenues in 2000 decreased 2% to $307.4 million compared to $314.9 million for the same period in 1999. North American revenues decreased 8% to $191.1 million in 2000 compared to $206.7 million for the same period in 1999. International revenues increased 7% to $116.3 million in 2000 compared to $108.2 million in 1999. The decrease in worldwide total revenues in 2000 compared to 1999 was principally due to a 51% decrease in the revenues from Traditional services to $72.8 million from $149.7 million. This decrease was partially offset by an increase in the revenues from e-Solutions of 60% to $169.3 million in 2000 from $105.9 million in 1999 and an increase of 10% in revenues from Change Management Consulting to $65.3 million in 2000 from $59.2 million in 1999. The decrease in revenues from Traditional services was primarily due the elevated levels at which the clients invested in such projects in prior periods in conjunction with Year 2000 prevention plans and the transition of the Company's focus to providing e-Solutions services. Traditional services remain a part of the Company's service offerings in support of e-Solutions. Growth in e-Solutions revenues for 2000 is primarily attributable to increased demand for the Company's e-Business and e-Integration services worldwide. The increase in Change Management Consulting revenues was primarily due to increased demand in North America within the energy and chemical sectors and the development of the financial sector in Europe.

Project personnel costs were $150.9 million in 2000 compared to $153.2 million in 1999, or 49% of revenues for both periods. The dollar decrease resulted primarily from a decrease in payroll and payroll-related expenses due to a lower amount of headcount and was partially offset by wage increases in an initiative to transition the Company's salary scale to the top end of the market place and bonus costs associated with the Company's incentive bonus program.

General and administration expenses were $55.1 million, or 18% of revenues in 2000 compared to $38.0 million, or 12% of revenues, in 1999. The dollar and percentage increase resulted primarily from an incentive bonus program, an increase in payroll and payroll-related expenses associated with increased wages and recruiting of additional personnel, including senior executives, to support the Company's business, higher levels of expenses related to the use of outside professional services and in increase in bad debt expense.

Sales and marketing expenses were $39.9 million, or 13% of revenues, in 2000 compared to $30.3 million, or 10% of revenues, in 1999. The dollar and percentage increase resulted primarily from costs associated with enhancing the Company's brand recognition through advertising and the sponsorship of major forums and an increase in payroll and payroll-related expenses associated with increased wages and headcount.

Other costs were $97.6 million, or 32% of revenues, in 2000 compared to $83.8 million, or 27% of revenues, in 1999. The dollar and percentage increase from 1999 resulted principally from increased facilities, equipment and telecommunications costs. The increase was also caused by a decrease in staff utilization due to employee turnover and additional training required to transition project personnel to e-Business solutions.

Included in other income in 2000 is a gain on investments of $1.2 million related to the Company's equity investment in the Fund compared to a gain of $3.6 million in 1999. The gain on the Company's equity investment in the Fund for 2000 primarily resulted from realized gains due the the Fund's distribution of equity securities while the gain on the Company's equity investment in the Fund for 1999 primarily resulted from unrealized appreciation of the Fund's portfolio of securities. Also included in other income in 2000 is a gain on the sale the Company's Cambridge Information Network of $7.7 million.

The Company's effective income tax rate for 2000 was 40% compared to 38% for the same period a year ago. The Company's effective tax rate may vary from period to period based on the Company's future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net loss for 2000 was $15.3 million, or $.25 per share (basic and diluted). Included in net loss in 2000 is a $1.2 million gain, or $.01 per share (basic and diluted), on investments related to the Company's equity investment in the Fund, and a $7.7 million gain, or $.07 per share (basic and diluted), on sale of assets. This compares to net income of $8.6 million, or $.14 per share (diluted), in 1999, including a $3.6 million gain, or $.04 (diluted),on investments related to the Company's equity investment in the Fund.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to operate essentially debt-free and working capital increased to $195.9 million at June 30, 2000 from $179.1 million at December 31, 1999. This increase was primarily due to increases in accounts receivable, prepaid expenses and other current assets, and a decrease in taxes payable, partially offset by an increase in accrued expenses. The Company's days sales outstanding in accounts receivable was 86 days for the quarter ended June 30, 2000 compared to 81 days for the quarter ended March 31, 2000 and 79 days for the quarter ended December 31, 1999. The increase in days sales outstanding in accounts receivable for the second quarter of 2000 was due to an increase in accounts receivable while revenues increased slightly. The increase in accounts receivable is primarily due to longer collection periods resulting from employee turnover which caused the discontinuity of project teams. The Company actively assesses and monitors the collectability of its accounts receivable and has included days sales outstanding as a measurement criteria to calculate certain employees incentive bonuses for 2000.

Net cash used in operating activities was $20.4 million in the first six months of 2000, compared to net cash used in operating activities of $17.6 million for the same period in 1999. The increase in net cash used in operating activities in first six months of 2000 compared to the same period in 1999 was primarily caused by a net loss in the first six months 2000 compared to net income for the same period in 1999, and an increase in accounts receivable, prepaid expenses and other current assets partially offset by a decrease in unbilled revenue on contracts and an increase in accrued expenses. In addition, the net loss for 2000 includes investment gains from the Fund and the sale of CIN, partially offset by an investment loss related to a loss on the sale of securities distributed by the Fund.

Capital expenditures of $6.3 million for the first six months of 2000 were used principally for computer equipment to support the Company's operations, employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for the full year of 2000 are expected to approximate $20 million, consisting principally of leasehold improvements, personal computers, employee workstations, telecommunications equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

The Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all. Liquidity may also be effected by acquisitions of companies or technology.

In December 1999, the Company announced a new investment strategy that is intended to create and build New Economy companies (NEWCOs) using the knowledge and skills of its consultants, funding from internal sources and venture capital firms, and distributions from the Fund. The Company has invested $1 million for the six months ended June 30, 2000 and expects to invest approximately $15 million in NEWCOs during the six months ended December 31, 2000, subject to market conditions and the availability of investment opportunities.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the quarter ended June 30, 2000 the Company was in compliance with the debt to capital and net worth ratio requirements but was not in compliance with the debt service coverage ratio. The Company is in the process of renegotiating the terms of the Facility. As of June 30, 2000 and December 31, 1999, the Company had no balance outstanding under the Facility.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. A wholly owned subsidiary of the Company acts as the general partner of the Fund's general partner, and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. At June 30, 2000, the Company's cumulative capital contribution to the Fund amounted to approximately $5.6 million. The Company's investment in the Fund resulted in a net gain of approximately $1.2 million for the six months ended June 30, 2000.

The Company expects that cash flows from operations will provide the principal source of future liquidity for the Company. The Company anticipates that existing cash and investment balances combined with cash generated from operations will be sufficient to meet the Company's working capital requirements for at least the next 12 months and to fund the transition of the Company's business to one more focused on Internet oriented solutions. However, the Company's strategy to transition its business to Internet oriented solutions could place a strain on the Company's financial resources. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, or regulatory conditions could also adversely affect future results and liquidity.

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

To date, the Company's software and services have not revealed any significant Year 2000 problems. As of August 11, 2000, the Company has not experienced any significant issues as a result of Year 2000 problems and does not anticipate incurring material incremental costs in future periods due to such issues.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, recorded as a gain or loss, depends on the intended use of the derivative and its resulting designation. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2001. The Company has determined that SFAS 137 will not have a material impact on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are required to be recognized on a prospective basis from July 1, 2000. The Company has determined that this interpretation will not have a material impact on its financial position and results of operations.


FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements (statements that are not historical facts), including, without limitation: statements about future net revenues and profits; capital expenditures; liquidity sources and needs; working capital needs; e-Business initiatives undertaken in response to customer demand and anticipated market growth opportunities; the transition of personnel to e-Solutions from Traditional services; estimated costs for additional retention programs; the Company's hiring efforts; increases in wages for the Company's personnel; the impact of varying compensation arrangements; strategic options, future strategies and the anticipated benefits of these strategies; and litigation involving the Company. These forward-looking statements are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect the Company's results, there are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on the Company's operating results. These factors include, without limitation:

 .   risks associated with the Company's transition to an e-Business company, including the orientation of new management teams within the new structure and the need to develop reliable forecasting tools for each e-Business service offering;
 .   the success of the Company's human resources repositioning and retention programs;
 .   employee hiring, retention, billability and utilization;
 .   anticipated increased wages;
 .   the number and significance of client engagements commenced and completed during a period;

 .   the number of working days in a period;
 .   the Company's ability to manage its growth;
 .   the Company's ability to manage the cost of its engagements and operating costs;
 .   changes in demand for the Company's services and third party products or solutions for which the Company performs integration services;
 .   future initiatives in an attempt to adapt to changing market dynamics;
 .   estimated costs for additional retention programs;
 .   changes in market conditions that could impact the value of securities owned by the Company or the Company's investment in the Cambridge Technology Capital Fund I;
 .   turnover in senior management;
 .   competition;
 .   risks associated with international operations;
 .   the acceptance and profitability of the Company's services in new locations;
 .   the integration of acquired businesses;
 .   unanticipated negative outcomes of litigation involving the Company;
 .   misappropriation of, or lack or loss of protection of, the Company's intellectual property;
 .   risks associated with NEWCO investments; and
 .   the early stage of Cambridge's consideration strategic options and strategies in respect to Cambridge Management Consulting, the possibility that Cambridge may decide not to implement any particular strategy, the ability of Cambridge to successfully implement these strategies if and when Cambridge decides to implement them or any of them, and the possibility that the anticipated benefits of these strategies are not achieved.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to the Company's portfolio of short-term, investment grade municipal securities. The Company is also subject to risk relating to fluctuating interest rates to the extent that it incurs any borrowings under its credit facility. The foreign exchange rate risk relates to the Company's investment in foreign exchange contracts which are entered into in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The Company believes that interest rate risk and foreign currency exchange rate risk are both not material to the Company.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

On November 18, 1998, certain of the former stockholders of Excell Data Corporation ("Excell") filed a lawsuit against the Company in the United States District Court for the District of Massachusetts ("District Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract. On March 1, 2000, the District Court granted the Company's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in United States District Court for the District of Massachusetts ("District Court"). These suits have since been consolidated by the District Court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. The Company has moved to dismiss the plaintiffs' complaint. The motion is currently pending, with oral argument before the District Court scheduled for September 18, 2000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

(a)  The annual meeting of stockholders was held on May 24, 2000.

(b)  Not applicable.

(c) A vote was proposed to elect a Board of Directors to serve for the ensuing year.

The voting results were as follows:

                                                                            Withheld        Votes         Broker
                                             Votes For   Votes Against      Authority      Abstained     Non-Votes
                                             ---------   -------------      ---------      ---------     ---------

      Jack L. Messman                        52,666,792      N/A             541,942          N/A           -
      Warren V. Musser                       52,674,124      N/A             534,610          N/A           -
      Robert E. Keith, Jr.                   52,733,537      N/A             475,197          N/A           -
      John W. Poduska, Sr. Ph.D              52,727,267      N/A             481,467          N/A           -
      James I. Cash, Jr. Ph.D.               52,731,950      N/A             476,784          N/A           -
      James D. Robinson III                  52,673,893      N/A             534,841          N/A           -

(d)  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

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

     3(ii)(2)    Amended and Restated By-laws of the Company.

     4.1(3) Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agreement").

     4.2(4) Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.

     10.2(5)     Amended and Restated 1991 Stock Option Plan (5)

     11          Statement Regarding Computation of Per Share Earnings.

     27          Financial Data Schedule.

-------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(5)  Superceding exhibit.


(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



Date:  August 14, 2000                 By: /s/ John J. Gavin, Jr.
                                           -------------------------
                                           John J. Gavin, Jr.
                                           Senior Vice President and
                                            Chief Financial Officer

                                       By: /s/ Thomas G. Mackiewicz
                                           --------------------------
                                           Thomas G. Mackiewicz
                                           Vice President, Controller and
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

     3(ii)(2)    Amended and Restated By-laws of the Company.

     4.1(3) Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agreement").

     4.2(4) Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.

     10.2(5)     Amended and Restated 1991 Stock Option Plan

     11          Statement Regarding Computation of Per Share Earnings.

     27          Financial Data Schedule.

-----------------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1998.
(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(5)  Superceding exhibit.