Form 10-Q
period 2000-09-30
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2000-11-14
CIK 895462

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

   (Mark One)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

     As of October 31, 2000, there were 63,096,690 shares of common stock outstanding.

================================================================================

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

  Consolidated Balance Sheets as of September 30, 2000 and
    December 31, 1999                                                       3

  Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 2000 and 1999                                4

  Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 2000 and 1999                                5

  Notes to Consolidated Financial Statements                                6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk        22

PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings                                                 23

Item 6:  Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                 25

EXHIBIT INDEX                                                              26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                        September 30,   December 31,
                                                                             2000           1999
                                                                        -------------   ------------
                                                                          (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                  $ 84,807       $ 62,288
 Investments held to maturity                                                 30,355         28,659
 Accounts receivable, less allowance of $25,410 and $10,287
   at September 30, 2000 and December 31, 1999, respectively                 126,900        126,842
 Unbilled revenue on contracts                                                11,970         13,181
 Deferred income taxes                                                         4,481            247
 Prepaid expenses and other current assets                                    38,500         38,465
                                                                            --------       --------
   Total current assets                                                      297,013        269,682

Property and equipment, net                                                   44,675         53,127
Deferred income taxes                                                          3,877          3,619
Other assets                                                                  17,346         41,246
                                                                            --------       --------
   Total assets                                                             $362,911       $367,674
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $ 14,140       $ 13,845
 Accrued payroll                                                              49,671         21,562
 Accrued expenses                                                             50,377         33,409
 Deferred revenue                                                              9,051          9,594
 Income taxes payable                                                              -         12,054
 Obligations under capital leases, current                                         -             71
                                                                            --------       --------
   Total current liabilities                                                 123,239         90,535

Obligations under capital lease                                                    -            103
Other long term liabilities                                                    1,500              -

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01 per share, 2,000,000 shares authorized and none issued and outstanding
   at September 30, 2000 and December 31,1999, respectively                        -              -
 Common stock, $.01 par value, authorized 250,000,000
   shares;  issued and outstanding 63,066,690 and 62,065,028 shares
   at September 30, 2000 and December 31, 1999, respectively                     631            621
 Additional paid-in capital                                                  170,784        159,738
 Retained earnings                                                            86,556        129,670
 Accumulated other comprehensive loss                                        (17,636)        (9,331)
 Deferred compensation                                                        (2,163)        (3,662)
                                                                            --------       --------
              Total stockholders' equity                                     238,172        277,036
                                                                            --------       --------
   Total liabilities and stockholders' equity                               $362,911       $367,674
                                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                            ----------------------------------   ---------------------------------
                                                                   2000            1999                 2000           1999
                                                                 --------        --------             --------       --------
Revenues                                                         $154,070        $168,235             $461,512       $483,104
Costs and expenses:
 Project costs                                                     88,529          90,399              265,926        268,620
 General and administration                                        70,727          49,545              196,446        144,784
 Sales and marketing                                               21,303          16,841               61,750         48,650
 Restructuring and other costs                                     22,000               -               22,000              -
                                                                 --------        --------             --------       --------
  Total operating expenses                                        202,559         156,785              546,122        462,054
                                                                 --------        --------             --------       --------

Income/(loss) from operations                                     (48,489)         11,450              (84,610)        21,050

Other income (expense):
 Interest income, net                                               1,162             867                2,574          2,030
 Gain on investments                                                6,432           4,396                7,620          8,045
 Gain on sale of asset                                                  -               -                7,661              -
 Foreign exchange gain                                                 22             604                  425            140
                                                                 --------        --------             --------       --------
Total other income                                                  7,616           5,867               18,280         10,215
                                                                 --------        --------             --------       --------

Income (loss) before income taxes                                 (40,873)         17,317              (66,330)        31,265
Provision (benefit) for income taxes                              (13,033)          6,581              (23,216)        11,881
                                                                 --------        --------             --------       --------

Net income (loss)                                                $(27,840)       $ 10,736             $(43,114)      $ 19,384
                                                                 ========        ========             ========       ========

Basic net income (loss) per share                                $  (0.44)       $   0.18             $  (0.69)      $    .33
                                                                 ========        ========             ========       ========

Diluted net income (loss) per share                              $  (0.44)       $   0.18             $  (0.69)      $    .32
                                                                 ========        ========             ========       ========
Weighted average number of common
 shares outstanding                                                62,721          60,209               62,473         59,738
                                                                 ========        ========             ========       ========
Weighted average number of common and
 common equivalent shares outstanding                              62,721          61,205               62,473         62,229
                                                                 ========        ========             ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                             Nine Months Ended September  30,
                                                                           ------------------------------------
                                                                              2000                     1999
                                                                           -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                            $(43,114)                $ 19,384
Amounts that reconcile net income/(loss)  to net cash
 used in operating activities:
 Provision for losses on accounts receivable                                   18,527                    5,217
 Depreciation and amortization                                                 13,928                   12,945
 Stock based compensation                                                       1,499                        -
 Accrued restructuring and other costs                                         19,298                        -
 Tax benefit from exercise of stock options                                         -                    1,689
 Gain on equity investment in Cambridge Technology Capital Fund                (8,777)                  (5,817)
 Gain on sale of marketable equity securities                                       -                   (2,228)
 Gain on sale of assets                                                        (7,661)                       -
 Loss on sale of Cambridge Technology Capital Fund
   distribution in kind                                                         1,157                        -
 Change in deferred income taxes                                               (4,492)                    (814)
 Changes in assets and liabilities:
   Increase in accounts receivable                                            (22,407)                 (24,891)
   Decrease/(increase) in unbilled revenue on contracts                           745                   (7,741)
   Decrease/(increase) in prepaid expenses and other current assets             1,582                  (10,476)
   Decrease in other assets                                                       165                    2,267
   Increase/(decrease) in accounts payable                                        650                   (2,330)
   Increase in accrued expenses                                                33,963                    8,247
   (Decrease)/increase in deferred revenue                                       (445)                   3,133
   Decrease in income taxes payable                                           (12,475)                  (5,760)
   Increase in other long-term liabilities                                      1,500                        -
                                                                             --------                 --------
 Net cash used in operating activities                                         (6,357)                  (7,175)
                                                                             --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                           (12,491)                 (18,053)
Purchase of investments held to maturity                                      (35,313)                 (28,530)
Maturity of investments held to maturity                                       33,617                   24,956
Investment in equity securities                                                (3,250)                       -
Proceeds from Cambridge Technology Capital
    Fund cash distribution                                                      5,928                        -
Proceeds from sale of Cambridge Technology Capital
    Fund distributions in kind                                                 29,041                        -
Investment in Cambridge Technology Capital Fund                                  (630)                  (2,212)
Proceeds from sale of marketable equity securities                                  -                    2,324
Proceeds from sale of assets                                                    4,656                        -
                                                                             --------                 --------
     Net cash provided by/(used in) investing activities                       21,558                  (21,515)
                                                                             --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases                                   (142)                    (145)
Proceeds from employee stock purchase plan                                      4,920                    8,284
Proceeds from exercise of stock options                                         6,135                   12,982
                                                                             --------                 --------
     Net cash provided by financing activities                                 10,913                   21,121
                                                                             --------                 --------

Effect of foreign exchange rate changes on cash                                (3,595)                     (44)
Net increase/(decrease) in cash and cash equivalents                           22,519                   (7,613)
Cash and cash equivalents at beginning of period                               62,288                   80,051
                                                                             --------                 --------
Cash and cash equivalents at end of period                                   $ 84,807                 $ 72,438
                                                                             ========                 ========


The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  Basis of Reporting
    ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation (the "Company"), include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results for the full year.

Effective September 30, 2000, the Company reclassified the costs and expenses components of its consolidated statements of operations in order to conform to other entities within the Company's industry. The Company had historically reported an "other costs" line item in its consolidated statements of operations which included the costs of idle time for project personnel, facility and telecommunications costs, and non-project related travel costs. Idle time costs are now included in project costs while facility, telecommunications, and non-project related travel costs are included in general and administrative costs. This reclassification of certain financial statement line items did not have an effect on the overall statements of operations.

B.  Restructuring and Other Costs
    -----------------------------

In the third quarter of 2000, the Company recorded a charge for restructuring and other costs of $22.0 million, primarily in connection with the elimination of approximately 400 positions and to reduce space requirements in both the corporate headquarters and North American field locations. The $22.0 million of costs include $9.2 million of severance costs, $6.2 million to write-down leasehold improvements and office equipment, $4.1 million to close or sublease existing offices and $2.5 million of other associated costs. Staff reductions included approximately 200 billable staff and 200 non-billable staff. At September 30, 2000, approximately $1.3 million of the severance costs, due to the termination of 74 employees, and $1.4 million of other restructuring costs have been paid, respectively. The remaining balance of $13.1 million of accrued restructuring costs, included in accrued expenses in the consolidated balance sheet, are expected to be paid through the quarter ending March 31, 2001. The $6.2 million write down of leasehold improvements and office equipment was effective as of September 30, 2000.

C.  Net Income Per Share
    --------------------

The following table presents the calculation of earnings per share for the three and nine months ended September 30, 2000 and 1999 (in thousands except per share data):

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                              -------------------------          -------------------------
                                                                2000             1999              2000             1999
                                                              --------          -------          --------          -------
Net income/(loss)                                             $(27,840)         $10,736          $(43,114)         $19,384
                                                              ========          =======          ========          =======
Basic:
  Weighted average number of common shares outstanding          62,721           60,209            62,473           59,738
                                                              ========          =======          ========          =======

      Net income/(loss) per share                             $  (0.44)         $   .18          $  (0.69)         $   .33
                                                              ========          =======          ========          =======
Diluted:
  Weighted average number of common shares outstanding          62,721           60,209            62,473           59,738
  Dilutive effects of stock options                                  -              996                 -            2,491
                                                              --------          -------          --------          -------
  Weighted average number of common and common
    equivalent shares outstanding                               62,721           61,205            62,473           62,229
                                                              ========          =======          ========          =======

      Net income/(loss) per share                             $  (0.44)         $   .18          $  (0.69)         $   .32
                                                              ========          =======          ========          =======

For the three and nine month periods ended September 30, 2000, basic and diluted EPS were calculated based solely on weighted average number of common shares outstanding. For the three month and nine month periods ended September 30, 2000, common stock equivalents of 16.3 million and 12.5 million shares, respectively, were excluded from the computation of diluted EPS because the effects of these shares were anti-dilutive. The number of common stock equivalents excluded from the computation of diluted EPS for the three and nine months ended September 30, 1999 was 7.0 million and 3.8 million shares, respectively.

D.  Foreign Exchange Contracts
    --------------------------

The Company maintains foreign exchange contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of September 30, 2000, the Company held foreign exchange forward contracts of approximately $7.8 million and there were no related deferred gains or losses. As of September 30, 2000, the Company maintained foreign exchange contracts to mitigate the risk of changes in Swiss francs, British pounds, Japanese yen, European Euro, Swedish krona and Australian dollars. The Company does not hold foreign exchange contracts for trading purposes.

E.  Comprehensive Income
    --------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                          Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                       -----------------------       ----------------------
                                                         2000            1999          2000          1999
                                                       --------        -------       --------       -------
Comprehensive income/(loss):
  Net income/(loss)                                    $(27,840)       $10,736       $(43,114)      $19,384
  Other comprehensive income/(loss):
  Unrealized loss on marketable equity
    securities, net of taxes of
    $(11) and $(1,045) for
    the three and nine month periods ended
    September 30, 2000, respectively and
    net of taxes of  $(59) for the three and
    nine months periods ended September 30, 1999            (16)           (97)        (1,567)          (97)
  Reclassification adjustment for (gain)/loss
    on marketable equity securities included in
    net income/(loss), net of taxes of $(1,556)
    and $784 for the three and nine month
    periods ended September 30, 2000,
    respectively, and net of taxes of
    $ (753) for the nine September 30, 1999              (2,342)             -          1,167        (1,255)
  Foreign currency translation adjustment                (4,774)         2,102         (7,905)       (3,566)
                                                       --------        -------       --------       -------
  Other comprehensive income/(loss)                      (7,132)         2,005         (8,305)       (4,918)
                                                       --------        -------       --------       -------
    Comprehensive income/(loss)                        $(34,972)       $12,741       $(51,419)      $14,466
                                                       ========        =======       ========       =======

F.  New Accounting Pronouncements
    -----------------------------

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138, ("FAS 138"), "Accounting for Certain Derivative Instruments - an amendment of FAS 133." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect FAS 138 to have a material impact on its financial position and results of operations.

G.  Commitments and Contingencies
    ------------------------------

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

In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract. On March 1, 2000, the District Court granted the Company's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety. On October 18, 2000, the parties entered into a settlement agreement waiving the plaintiff's right to appeal, dismissing the Company's counterclaim, and concluding the litigation in its entirety.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in United States District Court for the District of Massachusetts ("District Court"). These suits have since been consolidated by the District Court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. The Company has moved to dismiss the plaintiffs' consolidated complaint. The motion is currently pending, with oral argument before the District Court scheduled for December 4, 2000.

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

H.  Cambridge Technology Capital Fund I L.P. (the "Fund")
    ------------------------------------------------------

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. The Company's ownership interest in the Fund, of approximately 24%, is accounted for using the equity method of accounting. The Company's total capital commitment to the Fund is approximately $6.0 million, of which $5.6 million has been contributed through September 30, 2000. The carrying value of the Company's investment in the Fund was approximately $7.4 million and $33.2 million at September 30, 2000 and December 31, 1999 respectively, and is included in other assets in the consolidated balance sheet. The decrease in the carrying value of the Company's investment in the Fund in 2000 is primarily a result of the distribution of assets from the Fund's investment portfolio.

The Company received the following distributions from the Fund (in thousands):

                                       Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                      --------------------       -------------------

                                        2000         1999         2000         1999
                                      -------       ------       -------      -------
Cash distributions                    $     -       $    -       $ 5,928      $     -
Distributions in-kind, marketable
  equity securities                     8,710          593        29,583        1,606
                                      -------       ------       -------      -------

Total distributions received          $ 8,710       $  593       $35,511      $ 1,606
                                      =======       ======       =======      =======

The gain on the Company's equity investment in the Fund totaled $1.5 million and $4.4 million for the three months ended September 30, 2000 and 1999, respectively. The gain on the Company's equity investment in the Fund totaled $8.8 million and $5.8 million for the nine months ended September 30, 2000 and 1999, respectively. The gain on the Company's equity investment in the Fund for 2000 primarily resulted from realized gains due to the Fund's distributions of equity securities while the gain on the Company's equity investment in the Fund for 1999 primarily resulted from unrealized changes in the fair value of the Fund's investment portfolio. The amount of gain allocated each period is based on the allocation of the Fund's income as determined by the Fund's partnership agreement. The allocation methodology may vary at times and may not be solely based on contribution percentage.

Summarized financial information of the Fund is presented as follows (in thousands):

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                       ----------------------        ----------------------

                                                         2000           1999            2000          1999
                                                       --------       -------        ---------      -------
Net realized gains                                     $ 30,024       $ 1,994        $ 122,230      $ 5,808
Net reversal of unrealized (increase)/decrease
  for securities distributed or sold                    (26,878)       (1,132)        (116,613)      (3,348)
Net (decrease)/increase in unrealized
  appreciation of investments                             2,398        17,674            8,036       23,185
Net loss from operations                                   (173)         (201)            (514)        (638)
                                                       --------       -------        ---------      -------

Net increase in partners' capital                      $  5,371       $18,335        $  13,139      $25,007
                                                       ========       =======        =========      =======

I.  Operating Segment Information
    -----------------------------

The Company is managed in two operating segments: North America and International. The North American operating segment consists of e-business, systems integration, and consulting services in the United States and Canada, while the International operating segment consists of e-business, systems integration, and consulting services outside of North America.

The Company evaluates each segment's performance based on revenues and income from operations. For segment reporting purposes, total corporate revenues, income from operations, and assets have been included in North America. The carrying value of the investment in the Fund of $7.4 million and $33.2 million is included in total assets for North America at September 30, 2000 and December 31, 1999, respectively.

Information about the Company's operating segments is presented as follows (in thousands):

                                           Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                        -----------------------       -----------------------
                                          2000           1999           2000           1999
                                        --------       --------       --------       --------
  Net revenues:
   North America                        $ 94,167       $111,071       $285,322       $317,726
   International                          59,903         57,164        176,190        165,378
                                        --------       --------       --------       --------
    Consolidated                        $154,070       $168,235       $461,512       $483,104
                                        ========       ========       ========       ========

  Income/(loss) from operations:
   North America                        $(51,201)      $  4,368       $(89,869)      $  1,652
   International                           2,712          7,082          5,259         19,398
                                        --------       --------       --------       --------
    Consolidated income/(loss)
     from operations                     (48,489)        11,450        (84,610)        21,050
   Other income/(loss)                     7,616          5,867         18,280         10,215
                                        --------       --------       --------       --------
    Consolidated income/(loss)
     before income taxes                $(40,873)      $ 17,317       $(66,330)      $ 31,265
                                        ========       ========       ========       ========

                                        September 30,      December 31,
                                            2000              1999
                                        ------------       ------------
  Total assets:
   North America                          $232,584           $270,749
   International                           130,327             96,925
                                          --------           --------
     Consolidated                         $362,911           $367,674
                                          ========           ========


J.  Gain on Sale of Assets
    ----------------------

On February 10, 2000, the Company announced that it had sold its Cambridge Information Network ("CIN") to EarthWeb Inc. ("EarthWeb") for $8.0 million in a combination of cash and EarthWeb common stock, as determined by EarthWeb. During the first quarter of 2000, the Company recorded a gain on the sale of assets, net of transaction costs related to this transaction, of approximately $7.7 million. In conjunction with the sale of CIN to EarthWeb, the Company entered into a service agreement with EarthWeb to purchase a combination of web site sponsorships and service from EarthWeb's sites for $1.0 million per year for three years.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Revenues for the third quarter of 2000 decreased 8% to $154.1 million compared to $168.2 million for the same period in 1999. Net loss for the quarter ended September 30, 2000 was $27.8 million, or $.44 per share (basic and diluted). The net loss for the third quarter of 2000 includes restructuring and other costs of $22.0 million, or $.24 per share (basic and diluted), net of taxes, and $10.0 million, or $.11 per share (basic and diluted), net of taxes, of bad debt expense for uncollectable accounts receivable related to dot-com clients. Also included in net loss for the third quarter of 2000 is a $6.4 million gain, or $.07 per share (basic and diluted), net of taxes, related to the Company's equity investment in the Cambridge Technology Capital Fund I L.P. (the "Fund"). This compares to net income of $10.7 million, or $.18 per share (basic and diluted), net of taxes, for the third quarter of 1999. Included in net income for the third quarter of 1999 is a $4.4 million gain, or $.05 per share (diluted), net of taxes, on equity investment related to the Company's investment in the Fund.

For the third quarter of 2000, e-Solutions revenues increased 43% to $97.1 million compared to $68.1 million for the same period in 1999. Sequentially, e-Solutions revenues increased 5% compared to $92.3 million for the quarter ended June 30, 2000. Growth in e-Solutions revenues for the third quarter of 2000 compared to the same period in 1999 is primarily due to increased demand for the Company's e-Integration services worldwide. Revenues for Traditional services decreased 56% to $30.2 million for the third quarter of 2000 compared to $68.0 million for the same period in 1999. The decrease in revenues from Traditional services was primarily due to the elevated levels at which clients invested in such projects in the third quarter of 1999 in conjunction with Year 2000 prevention plans and the transition of the Company's focus to providing e-Solutions services. Traditional services remain a part of the Company's service offerings in support of e-Solutions. Change Management Consulting revenues for the third quarter of 2000 decreased 17% to $26.8 million from $32.1 million for the same period in 1999, due primarily to employee turnover and unfavorable foreign currency exchange rates.

On October 25, 2000, the Company announced that sequential revenues for the fourth quarter of 2000 are expected to decline, partially due to the reduction in dot-com business and partially due to an accelerated decline in revenues from Traditional services as the Company completes its transition to a provider of e-Solutions services. In the third quarter of 2000 the Company recorded a $22.0 million restructuring charge in order to reduce costs in response to the changing business environment.

North American revenues decreased 15% to $94.2 million for the quarter ended September 30, 2000 compared to $111.1 million for the same period in 1999, while International revenues increased 5% to $59.9 million in the third quarter of 2000 compared to $57.1 million in the third quarter of 1999. North American revenues for the third quarter of 2000 represented 61% of total revenues while International revenues represented 39% of total revenues for the same period. North American revenues for the third quarter of 1999 represented 66% of total revenues while International revenues represented 34% of total revenues for the same period. The decrease in North American revenues for the quarter ended September 30, 2000 compared to the same period in 1999 was due primarily to a decrease in revenues from Traditional services, which are concentrated more heavily in North America than International. The increase in International revenues for the quarter ended September 30, 2000 compared to the same period in 1999 was due primarily to increased revenues from e-Solutions.

Annualized employee turnover was approximately 26.0%, excluding forced turnover, for the third quarter of 2000 compared to approximately 38.7%, excluding forced turnover, for the second quarter of 2000. The Company, along with the rest of the technology industry, continues to be challenged by employee turnover as companies compete for employees with the skill sets required to fulfill client demand. Company headcount totaled 4,035 at September 30, 2000, including the decrease of 74 employees related to the Company's restructuring initiative, compared to 3,905 at June 30, 2000.

On July 27, 2000, the Company announced that it is exploring strategic options to allow Cambridge Management Consulting, its change management consulting unit, to operate as a more independent but majority-owned business of the Company. Options being considered include finding a strategic partner and listing on a European stock exchange. The changes the Company is considering are designed to enable Cambridge Management Consulting to grow faster and to recruit and retain the best personnel with share option and incentive programs directly aligned with the unit's performance. During the third quarter of 2000, the Company completed much of the work required to restructure Cambridge Management Consulting in order to facilitate the options under consideration.

Effective September 30, 2000, the Company reclassified the costs and expenses components of its consolidated statements of operations in order to conform to other entities within the Company's industry. The Company had historically reported an "other costs" line item in its consolidated statements of operations which included the costs of idle time for project personnel, facility and telecommunications costs, and non-project related travel costs. Idle time costs are now included in project costs while facility, telecommunications, and non-project related travel costs are included in general and administrative costs.

Results of Operations

Three Months Ended September 30, 2000 Compared to
   Three Months Ended September 30, 1999

Total revenues for the third quarter of 2000 decreased 8% to $154.1 million compared to $168.2 million for the same period in 1999. North American revenues decreased 15% to $94.2 million for the quarter ended September 30, 2000 compared to $111.1 million for the same period in 1999. International revenues increased 5% to $59.9 million in the third quarter of 2000 compared to $57.1 million in the third quarter of 1999. The decrease in worldwide total revenues for the third quarter of 2000 compared to the third quarter of 1999 was principally due to a 56% decrease in the revenues from Traditional services to $30.2 million from $68.0 million, and a decrease of 17% in revenues from Change Management Consulting to $26.8 million from $32.1 million. These decreases were partially offset by an increase in the revenues from e-Solutions of 43% to $97.1 million for the third quarter of 2000 from $68.1 million for the same period in 1999. The decrease in revenues from Traditional services was primarily due to the elevated levels at which the clients invested in such projects in the third quarter of 1999 in conjunction with Year 2000 prevention plans and the transition of the Company's focus to providing e-Solutions services. Traditional services remain a part of the Company's service offerings in support of e-Solutions. Growth in e-Solutions revenues for the third quarter of 2000 is primarily attributable to increased demand for the Company's e-Integration services worldwide. The decrease in Change Management Consulting revenues was primarily due to employee turnover and unfavorable foreign currency exchange rates.

Project costs consist principally of salaries and benefits for personnel dedicated to client projects and other non-reimbursable project costs. Project costs were $88.5 million, or 58% of revenues, for the third quarter of 2000 compared to $90.4 million, or 54% of revenues, for the third quarter of 1999. The dollar decrease resulted primarily from a decrease in payroll and payroll-related expenses due to lower headcount and was partially offset by wage increases in an initiative to transition the Company's salary scale to the top end of the market. Worldwide project personnel headcount decreased 13% to 3,163 full-time employees at September 30, 2000 from 3,637 full-time employees at September 30, 1999. The percentage increase was due to a decrease in total revenues from 1999 to 2000. Competition for personnel with IT skills is intense and the Company expects salaries and wages to continue to increase. The Company periodically reviews and updates its billing rates in an attempt to cover increases in costs.

General and administration expenses include salaries and benefits of management and support personnel, facilities costs, training, non-project travel, professional fees, recruiting costs, all other branch costs and an allocation of corporate costs. General and administration expenses were $70.7 million, or 46% of revenues, for the third quarter of 2000 compared to $49.5 million, or 29% of revenues, for the third quarter of 1999. The dollar and percentage increase resulted primarily from the $10.0 million of bad debt expense for uncollectable accounts receivable related to dot-com clients, an increase in payroll and payroll-related expenses associated with increased wages and recruiting of additional personnel, including senior executives, to support the Company's business, and higher levels of expenses related to travel, recruiting and training. Worldwide general and administrative personnel headcount increased 7% to 639 full-time employees at September 30, 2000 from 598 full-time employees at September 30, 1999.

Sales and marketing expenses include salaries, benefits, commissions, travel, entertainment, and all other direct costs associated with the direct sales force, as well as, advertising, branding, other marketing costs and an allocation of corporate costs. Sales and marketing expenses were $21.3 million, or 14% of revenues, for the third quarter of 2000 compared to $16.8 million, or 10% of revenues, for the third quarter of 1999. The dollar and percentage increase resulted primarily from costs associated with enhancing the Company's brand recognition through advertising and the sponsorship of major forums and an increase in payroll and payroll-related expenses associated with increased wages and headcount. Worldwide sales and marketing personnel headcount increased 24% to 233 employees at September 30, 2000 from 188 employees at September 30, 1999.

During the third quarter of 2000, the Company recorded $22.0 million of restructuring and other costs. This charge was designed primarily to remove non-billable costs from the organization by eliminating approximately 400 positions, including 200 under utilized project personnel, and reducing space requirements in both corporate headquarters and North America field locations. The $22.0 million charge consists of $9.2 million of severance costs, $6.2 million to write-down leasehold improvements and office equipment, $4.1 million to close or sublease existing offices and $2.5 million of other associated costs. This restructuring charge is expected to result in total annual cash and cost savings of approximately $50.0 million, including $34.0 million of project costs, $13.0 million of general and administrative costs, and $3.0 million of sales and marketing costs.

Included in other income/(loss) for the third quarter of 2000 is a gain on investments of $6.4 million, which is comprised of a $4.9 million gain on the sale of securities distributed from the Fund and a $1.5 million gain related to the Company's equity investment in the Fund compared to a $4.4 million equity investment gain for the third quarter of 1999. The gain on the Company's equity investment in the Fund for the third quarter of 2000 primarily resulted from realized gains due the Fund's distribution of equity securities and unrealized appreciation of the Fund's portfolio of securities. The gain on the Company's equity investment in the Fund for the third quarter of 1999 primarily resulted from unrealized appreciation of the Fund's portfolio of securities.

The Company maintains monthly foreign exchange forward contracts in an attempt to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of September 30, 2000, the Company held foreign exchange contracts of approximately $7.8 million. As the Company grows, it becomes increasingly subject to the risks associated with international operations, including fluctuations in foreign currency exchange rates. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

The Company's effective income tax rate for the third quarter of 2000 was 31.9% compared to 38.0% for the same period a year ago. The Company's effective tax rate may vary from period to period based on the Company's profitability, future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net loss for the quarter ended September 30, 2000 was $27.8 million, or $.44 per share (basic and diluted). The net loss for the third quarter of 2000 includes restructuring costs of $22.0 million, or $.24 per share (basic and diluted), net of taxes, and $10.0 million, or $.11 per share (basic and diluted), net of taxes, of bad debt expense for uncollectable accounts receivable related to dot-com clients. Also included in net loss for the third quarter of 2000 is a $6.4 million gain, or $.07 per share (basic and diluted), net of taxes, related to the Company's equity investment in the Fund. This compares to net income of $10.7 million, or $.18 per share (basic and diluted), net of taxes, for the third quarter of 1999. Included in net income for the third quarter of 1999 is a $4.4 million gain, or $.05 per share (diluted), net of taxes, related to the Company's equity investment in the Fund.

Nine Months Ended September 30, 2000 Compared to
  Nine Months Ended September 30, 1999

Total revenues in 2000 decreased 5% to $461.5 million compared to $483.1 million for the same period in 1999. North American revenues decreased 10% to $285.3 million in 2000 compared to $317.7 million for the same period in 1999. International revenues increased 7% to $176.2 million in 2000 compared to $165.4 million in 1999. The decrease in worldwide total revenues in 2000 compared to 1999 was principally due to a 53% decrease in the revenues from Traditional services to $103.0 million from $217.8 million. This decrease was partially offset by an increase in the revenues from e-Solutions of 53% to $266.4 million in 2000 from $174.0 million in 1999 and an increase of 1% in revenues from Change Management Consulting to $92.1 million in 2000 from $91.3 million in 1999. The decrease in revenues from Traditional services was primarily due the elevated levels at which the clients invested in such projects in 1999 in conjunction with Year 2000 prevention plans and the transition of the Company's focus to providing e-Solutions services. Growth in e-Solutions revenues for 2000 is primarily attributable to increased demand for the Company's e-Business and e-Integration services worldwide. The increase in Change Management Consulting revenues was primarily due to increased demand in North America within the energy and chemical sectors and the development of the financial sector in Europe and was partially offset by employee turnover and unfavorable foreign currency exchange rates.

Project costs were $265.9 million, or 58% of revenues, in 2000 compared to $268.6 million, or 56% of revenues, in 1999. The dollar decrease resulted primarily from a decrease in payroll and payroll-related expenses due to lower headcount and was partially offset by wage increases in an initiative to transition the Company's salary scale to the top end of the market place and bonus costs associated with the Company's incentive bonus program. The percentage decrease was due to a decrease in total revenues from 1999 to 2000.

General and administration expenses were $196.4 million, or 43% of revenues in 2000 compared to $144.8 million, or 30% of revenues, in 1999. The dollar and percentage increase resulted primarily from an incentive bonus program, an increase in payroll and payroll-related expenses associated with increased wages and recruiting of additional personnel, including senior executives, to support the Company's business, higher levels of expenses related to the use of outside professional services, increased facilities and telecommunications costs, and in increase in bad debt expense.

Sales and marketing expenses were $61.8 million, or 13% of revenues, in 2000 compared to $48.7 million, or 10% of revenues, in 1999. The dollar and percentage increase resulted primarily from costs associated with enhancing the Company's brand recognition through advertising, the sponsorship of major forums, and an increase in payroll and payroll-related expenses associated with increased wages and headcount.

During the third quarter of 2000, the Company recorded $22.0 million of restructuring and other costs. This charge was designed to remove non-billable costs from the organization by eliminating approximately 400 positions and reducing space requirements in both corporate headquarters and North America field locations.

Included in other income in 2000 is a gain on investments of $7.6 million related to the Company's equity investment in the Fund compared to a gain of $8.0 million in 1999. The gain on the Company's equity investment in the Fund for 2000 primarily resulted from realized and unrealized appreciation of the Fund's portfolio of securities partially offset by a net loss on the sale of equity securities distributed from the Fund. The gain on the Company's equity investment in the Fund for 1999 primarily resulted from unrealized appreciation of the Fund's portfolio of securities. Also included in other income in 2000 is a gain on the sale the Company's Cambridge Information Network of $7.7 million.

The Company's effective income tax rate for 2000 was 35% compared to 38% for the same period a year ago. The Company's effective tax rate may vary from period to period based on the Company's profitability, future expansion into areas of varying country, state, and local statutory income tax rates, its geographic mix of revenue and income, and the effects of varying compensation arrangements.

Net loss for 2000 was $43.1 million, or $.69 per share (basic and diluted). The net loss for the 2000 includes restructuring costs of $22.0 million, or $.23 per share (basic and diluted), net of taxes, and $10.0 million, or $.10 per share (basic and diluted), net of taxes, of bad debt expense for uncollectable accounts receivable related to dot-com clients. Also included in net loss in 2000 is a $7.6 million gain, or a $.08 per share (basic and diluted), net of taxes, on investments related to the Company's equity investment in the Fund, and a $7.7 million gain, or $.08 per share (basic and diluted), net of taxes, on the sale of assets. This compares to net income of $19.4 million, or $.32 per share (diluted), in 1999, including a $8.0 million gain, or $.08 (diluted), net of taxes, on investments related to the Company's equity investment in the Fund.

Liquidity and Capital Resources

The Company continued to operate essentially debt-free and working capital was $173.8 million at September 30, 2000 compared to $179.1 million at December 31, 1999. The decrease in working capital was primarily due to an increase in accrued payroll and other expenses, partially offset by increases in cash, investments held to maturity, and deferred income taxes, and a decrease in income taxes payable. The Company's days sales outstanding in accounts receivable was 74 days for the quarter ended September 30, 2000 compared to 86 days for the quarter ended June 30, 2000 and 79 days for the quarter ended December 31, 1999. The decrease in days sales outstanding in accounts receivable for the third quarter of 2000 was primarily due to the $10 million reserve established for uncollectable accounts receivable from dot-com clients and an increased focus on improving credit and collection efforts. The Company actively assesses and monitors the collectability of its accounts receivable and has included days sales outstanding as a measurement criteria to calculate certain employees incentive bonuses for 2000.

Net cash used in operating activities was $6.4 million in the first nine months of 2000, compared to net cash used in operating activities of $7.2 million for the same period in 1999. A net loss in for the first nine months of 2000 of $43.1 million was partially offset by non-cash expenses including, the non-cash portion of restructuring charge, an increase in the provision for losses on accounts receivable, and stock based compensation. In addition, the net loss in 2000 was partially offset by an increase in accrued expenses while prepaid expenses and other current assets decreased. Net income of $19.4 million for the first nine months of 1999 was offset primarily by increases in accounts receivable and prepaids and other assets.

Capital expenditures of $12.5 million for the first nine months of 2000 were used principally for computer equipment to support the Company's operations, employee workstations, telecommunications equipment, and leasehold improvements. Capital expenditures for the full year of 2000 are expected to approximate $18.0 million, consisting principally of leasehold improvements, personal computers, employee workstations, telecommunications equipment, and other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

The Company evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance the Company's global growth initiatives. The Company cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all. Liquidity may also be effected by acquisitions of companies or technology.

In December 1999, the Company announced a new investment strategy that is intended to create and build New Economy companies (NEWCOs) using the knowledge and skills of its consultants, funding from internal sources and venture capital firms, and distributions from the Fund. The Company has invested $3.3 million for the nine months ended September 30, 2000 and expects to invest approximately $5.0 million in NEWCOs during the three months ended December 31, 2000, subject to market conditions and the availability of investment opportunities.

The Company maintains a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank ("Chase") and Fleet National Bank. The Facility, which expires on September 10, 2001, is administered by Chase and carries a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Facility and a price grid as set forth in the credit agreement. The Facility permits the Company to elect any one of three possible interest rate formulas as defined in the credit agreement. Interest is payable in arrears based on an interest period determined by the interest rate elected by the Company. The Facility requires, among other things, the Company to maintain certain financial ratios, including debt service coverage, debt to capital, and net worth. For the quarter ended September 30, 2000 the Company was not in compliance with certain ratio requirements. The Company is in the process of renegotiating the terms of the Facility. As of September 30, 2000 and December 31, 1999, the Company had no balance outstanding under the Facility.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. A wholly owned subsidiary of the Company acts as the general partner of the Fund's general partner, and the Company's investment is accounted for using the equity method of accounting. The Company's capital commitment to the Fund is approximately $6.0 million. At September 30, 2000, the Company's cumulative capital contribution to the Fund amounted to approximately $5.6 million. The Company's investment in the Fund resulted in a net gain of approximately $7.6 million for the nine months ended September 30, 2000.

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

New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138, ("FAS 138"), "Accounting for Certain Derivative Instruments - an amendment of FAS 133." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect FAS 138 to have a material impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (statements that are not historical fact) including, without limitation, statements regarding our future net revenues and profits; the Company's planned transition to e-Business; the Company's reliance on key personnel to guide these efforts and its ability to attract and retain qualified employees; capital expenditures; liquidity sources and needs; effectiveness of the Company's cost cutting initiatives; working capital needs; e-Business initiatives undertaken in response to customer demand and anticipated market growth opportunities; the transition of personnel to e-Solutions from traditional services; the Company's announced strategy for CMC and CMC's future financial performance; increases in personnel and wages for our personnel; the impact of varying compensation arrangements; and litigation.

These forward-looking statements are not guarantees and are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect our results, there are a number of important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on our operating results, including the risks described in "Factors that May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q. We do not assume any obligation to update any of the forward-looking statements we make.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Cambridge in this Quarterly Report on Form 10-Q or other filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements.

OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE DO NOT KEEP UP WITH THE INTERNET'S RAPID TECHNOLOGICAL CHANGE, EVOLVING BUSINESS PRACTICES AND CHANGING CLIENT REQUIREMENTS

We are in the process of transitioning our primary focus from the provision of Traditional services to the provision of e-Solutions. The Internet professional services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, our future success will depend, in part, on our ability to adapt and meet these challenges. Among the most important challenges facing us are the need to:

    o  effectively use leading technologies;
    o  continue to develop our strategic and technical expertise;
    o influence and respond to emerging industry standards and other technological changes;
    o  orient management teams to capitalize on these changes;
    o  recruit and retain qualified project personnel;
    o  enhance our current services;
    o  develop new services that meet changing customer needs; and
    o  market our services.

WE HAVE A RECENT HISTORY OF OPERATING LOSSES AND MAY NOT BE ABLE TO REVERSE THIS TREND IN THE NEAR FUTURE

Primarily as a result of the decline in revenues from our Traditional services, a slowdown in growth in demand for the e-Solutions business, increased cost of recruiting and retaining project personnel, and costs of implementing restructuring initiatives, we have incurred losses. As a result, we will need to generate additional revenues to achieve profitability. Our ability to achieve profitability will also depend upon our success at transitioning to an e-Solutions company, as well as the strength of our industry. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS MAY SUFFER IF GROWTH IN THE USE OF THE INTERNET DECLINES

Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

    o  actual or perceived lack of security of information;
    o  lack of access and ease of use;
    o  inconsistent quality of service;
    o  increases in access costs to the Internet;
    o  actual or threatened computer "viruses" or other malicious code;
    o excessive governmental regulation or the imposition of taxation on Internet transactions;
    o  uncertainty regarding intellectual property ownership;
    o  reluctance to adopt new business methods; and
    o  costs associated with the obsolescence of existing infrastructure.

TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS, WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS, WHO ARE CURRENTLY IN HIGH DEMAND

We believe that our success depends in part on our ability to attract and retain highly skilled technical, consulting, managerial, sales and marketing personnel. The labor-intensive Internet professional services industry currently faces a shortage of qualified personnel, which is expected to continue. Not only do we compete with other companies to recruit and hire from this limited pool, our industry has traditionally experienced high turnover rates. If we cannot hire and retain qualified personnel or if a significant number of our current employees leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenue. The inability to hire and retain qualified employees could cause our business results to suffer.

WE DEPEND ON A NUMBER OF KEY PERSONNEL WHO HAVE RECENTLY JOINED US AND WHOM WE MAY NOT BE ABLE TO RETAIN

Most members of our senior management joined us in 1999 and 2000. Many of these individuals have not previously worked with one another, and it will take time for the management team to become integrated and work effectively together. It may also take time for these individuals to effect change within the organizations that lie within their respective areas of responsibility. Due to the competitive nature of our industry, we may not be able to retain all of our senior managers.

OUR QUARTERLY REVENUES AND OPERATING RESULTS COULD FLUCTUATE, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE

Our quarterly revenues and operating results are volatile and difficult to predict. Our quarterly operating results have varied in the past and could vary significantly from quarter to quarter in the future. Additionally, if our operating results in some future period are below the expectations of public market analysts or investors, the market price of our common stock may decline significantly. Factors that may cause our results and stock price to fluctuate include:

    o the number and significance of client engagements commenced and completed during a period;
    o changes in demand for our consulting and implementation services and third party products or solutions for which we perform integration services;
    o  our ability to obtain new and follow-on client engagements;
    o  the number of working days in a period;
    o our ability to collect accounts receivable from some of our clients who may not pay us, may pay us only a portion of what we are owed, or may delay paying us for an extended period;
    o the introduction of new services or business models by us or our competitors;
    o changes in market conditions that could impact the value of securities owned by us or the value of our investment in Cambridge Technology Capital Fund I;
    o  unanticipated negative outcomes of litigation involving us;
    o our ability to attract, train and retain skilled personnel in all areas of our business; and
    o our ability in a consistent and accurate manner to manage costs, including personnel costs and support services costs.

Also, the timing of revenues is difficult to forecast because our sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of client assignments and general economic conditions. We generally recognize revenues as we provide services.

AN INABILITY TO MAINTAIN A HIGH LEVEL OF UTILIZATION OF OUR BILLABLE CONSULTANTS MAY ADVERSELY AFFECT OUR OPERATING RESULTS

Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed, and because we establish the levels of these expenses well in advance of any particular quarter, underutilization of our professional services employees could occur, causing significant reductions in our operating results for a particular quarter.

A PORTION OF OUR REVENUES IS DERIVED FROM DOT-COM COMPANIES, MANY OF WHICH HAVE LIMITED OPERATING HISTORIES AND SIGNIFICANT NET LOSSES

We derive a portion of our revenues from services performed for dot-com companies. Many dot-com companies are recently organized, have limited operating histories, have significant net losses and have limited corporate sponsorship or financial resources. The volatility of the stock market in recent months has made it difficult for many dot-com companies to raise funds, and a number of companies have gone bankrupt. As a result, we may experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner if at all. Our ability to achieve revenue and earnings targets or maintain an adequate cash position could be adversely affected.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED IF WE FAIL TO ACCURATELY ESTIMATE THE TIME AND RESOURCES NECESSARY FOR THE PERFORMANCE OF OUR SERVICES

We derive a significant portion of our revenues from fixed-price, fixed-time contracts, rather than contracts in which the client pays us on a time and materials basis. Because of the complex nature of the services we provide, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we fail to accurately estimate the resources required for a project or fail to satisfy our contractual obligations in a manner consistent with the project plan, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources, which would negatively impact our operating results.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

Many of our engagements involve information technology solutions that are critical to our clients' businesses. Any defects or errors in these solutions or failure to meet clients' specifications or expectations could result in:

    o  delayed or lost revenues due to adverse client reaction;
    o  requirements to provide additional services to a client at no charge;
    o negative publicity about us and our services, which could adversely affect our ability to attract or retain clients; and
    o claims for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by our insurance policies and which may not be limited by the contractual terms of our engagement.

THE INTERNET PROFESSIONAL SERVICES MARKET IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY. IF WE CANNOT EFFECTIVELY COMPETE, OUR REVENUES MAY DECLINE

The Internet professional services market is relatively new and highly competitive. Our competitors include a wide variety of Internet-focused professional service firms, management consulting companies, traditional information technology service firms, systems integration firms and internal IT departments of our prospective clients. Additionally, there are relatively low barriers to entry into the Internet professional services market. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could significantly decrease our revenues.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS WHICH MAY AFFECT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of professional service firms that provide Internet consulting or Internet software application design and implementation services or other businesses that complement our existing operations. Such acquisitions could involve a number of risks, including:

    o  the diversion of the attention of management and other key personnel;
    o inability to effectively integrate the acquired business into our culture, client delivery methodology and other standards, controls, procedures and policies;
    o inability to retain the management, key personnel and other employees of the acquired business;
    o  inability to retain the acquired company's customers;
    o client satisfaction problems with the acquired business that could affect our reputation; and
    o the amortization of goodwill, which may adversely affect our reported results of operations.

In addition, any acquired business could significantly underperform relative to our expectations.

WE FACE INCREASED RISKS IN CONDUCTING BUSINESS ABROAD WHICH MAY DAMAGE OUR BUSINESS RESULTS

We are a multi-national corporation with offices and subsidiaries around the world. We face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

    o  costs and difficulties in staffing and managing international operations;
    o  unexpected changes in and complexity of regulatory requirements;
    o  increased tariffs and other trade barriers;
    o  difficulties in enforcing contractual and intellectual property rights;
    o  longer payment cycles;
    o  local political and economic conditions;
    o potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation"; and
    o currency issues, including fluctuations in current exchange rates and the adoption of the Euro by many countries of the European Union.

WE MAY NOT BE ABLE TO PROTECT OUR CONTRACTUAL RIGHTS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS

We generally enter into contractual relationships with our employees that protect our confidential information, and impose non-solicitation obligations on those employees. In the event that our trade secrets or other proprietary information are misappropriated, our business could be seriously harmed. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations, our business could be adversely affected.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
-------   -----------------

On November 18, 1998, certain of the former stockholders of Excell Data Corporation ("Excell") filed a lawsuit against the Company in the United States District Court for the District of Massachusetts ("District Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, the Company filed a counterclaim against the former stockholders of Excell which alleges breach of contract. On March 1, 2000, the District Court granted the Company's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety. On October 18, 2000, the parties entered into a settlement agreement waiving the plaintiff's right to appeal, dismissing the Company's counterclaim, and concluding the litigation in its entirety.

In March and April 1999, certain stockholders of the Company filed ten separate class action lawsuits against the Company and certain of the Company's officers in United States District Court for the District of Massachusetts ("District Court"). These suits have since been consolidated by the District Court. The suits allege misrepresentations and omissions regarding the Company's future growth prospects and progress of the Company's reorganization in violation of federal securities laws. The suits seek unspecified damages. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. The Company has moved to dismiss the plaintiffs' complaint. The motion is currently pending, with oral argument before the District Court scheduled for December 4, 2000.

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

________________________________________________________________________________

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

(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



     Date:  November 14, 2000           By: /s/ John J. Gavin, Jr.
                                            -------------------------------
                                            John J. Gavin, Jr.
                                             Senior Vice President and
                                                Chief Financial Officer


                                        By: /s/ Thomas G. Mackiewicz
                                            -------------------------------
                                            Thomas G. Mackiewicz
                                             Vice President, Controller and
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

________________________________________________________________________________

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