Form 10-K405
period 2000-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2001-04-02
CIK 895462

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from       to      .

                         Commission File Number 0-21040

                               ----------------
                         CAMBRIDGE TECHNOLOGY PARTNERS
                             (MASSACHUSETTS), INC.
             (Exact name of registrant as specified in its charter)
               Delaware                               06-132-0610
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

        Eight Cambridge Center                           02142
       Cambridge, Massachusetts                        (Zip Code)
   (Address of principal executive
               offices)

                               ----------------
       Registrant's telephone number, including area code: (617) 374-9800

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                 Series A Junior Participating Preferred Stock

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $204,497,674 based on the last reported sale price of $3.2188 on The Nasdaq National Market on March 28, 2001, as reported by Nasdaq.

   As of March 28, 2001, there were 63,532,271 shares of Common Stock outstanding.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

Introduction

   Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge") performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes--the information technology that defines the "New Economy." Founded in 1991, Cambridge provides strategic and management consulting as well as systems integration services to transform its clients into e-Businesses. Working in collaboration with large corporations and high-velocity middle market companies, Cambridge combines a deep understanding of New Economy issues with integrated, end-to-end services, and a proven track record of shared risk and rapid delivery. On March 12, 2001, Cambridge and Novell, Inc. announced an agreement pursuant to which Novell will acquire Cambridge.

   Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. This market trend represents a growth opportunity for Cambridge. During 2000, in an effort to better communicate the nature of its business to the public, Cambridge characterized its services as three lines of business, "e-Solutions," "Traditional" and "Change Management Consulting." Cambridge's e-Solutions service offerings generally include Digital Business Strategy, eCommerce, eCustomer Relationship Management, eSupply Chain Management, eEnterprise Resource Management and User Experience Design. Traditional services generally include custom application development, systems integration, IT strategy, analytics and data warehousing. Cambridge's Change Management Consulting practice is an operations management practice specializing in not just the design of operational strategy, but equally important, the execution of that strategy.

   Cambridge's largest business unit, the North America Business Unit, is responsible for all e-Solutions and Traditional offerings in North America; outside of North America, country and regional managers have responsibility for the same service offerings in their respective geographic areas. Responsibility for Cambridge's worldwide Change Management Consulting group is centralized in the United Kingdom, where it was based when Cambridge acquired it. By organizing responsibility for its services outside of North America according to culturally similar regions, Cambridge can operate more effectively within the various countries where its customers do business. In 2000, 1999 and 1998, 40%, 37% and 32%, respectively, of Cambridge's total revenues derived from sources outside the United States.

   Cambridge provides the majority of its services on a fixed-time, fixed-price model, with client involvement at all stages of the process. Cambridge and its clients generally agree on a contractually fixed price for each phase of a project. In performing its services, Cambridge brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, Cambridge employs a rapid deployment methodology that features an iterative approach. Cambridge believes that these techniques permit the delivery of results in rapid time frames--typically within three to twelve months.

   Cambridge holds investments in new and existing companies through its investment in the Cambridge Technology Capital Fund I, L.P. See "Cambridge Technology Capital Fund I, L.P." Cambridge previously announced that it intended to make strategic investments in new and existing companies through its NEWCO investment strategy. Cambridge has made a few such investments, but does not anticipate making any additional material investments. Cambridge is contemplating the formation of a successor venture capital fund, Cambridge Technology Capital Fund II, L.P.

   Cambridge's headquarters are located in Cambridge, Massachusetts. Cambridge has a total of 47 offices worldwide, with regional sales and operations facilities across the United States and in Western Europe, Latin America and Asia/Pacific.

Cambridge's Services

   Cambridge combines its service offerings to rapidly deliver end-to-end business systems that are designed to create immediate, improved financial results for clients. To achieve these objectives, Cambridge often uses its rapid deployment methodologies. Cambridge has built upon the strengths that have been at the core of its success over the years, and leveraged its leading edge thought leadership and proven implementation skills to address clients' complex business problems. Cambridge continues to refine its core service line offerings, focusing on specific client needs, to better help Cambridge transform clients' value chains. Cambridge offers a comprehensive set of services which can be deployed individually or in a combination.

 eSolutions Service Offerings

   Cambridge's eSolutions offerings address Cambridge's clients' internal and external online business needs and bring together many of Cambridge's existing skills and competencies in order to respond to the market opportunity presented by the use of the Internet as a value exchange mechanism. The eSolutions offerings accelerate Cambridge's clients' transition to the New Economy by defining new digital strategies and deploying advanced interactive solutions that incorporate strategy, technology and user experience design. These services are also structured to accelerate Cambridge's clients' transition to new technologies through extra-enterprise integration of advanced technologies, architectures and services and through intra-enterprise development and deployment of mission-critical systems in selected sectors. The skills needed to deliver these services include the cognitive and creative elements of user interface design; the management, localization and personalization of content; experience in designing custom systems and implementing package solutions; the integration of user interface and transaction processing systems; and the management and administration of web based e-commerce solutions. In 2000, 1999 and 1998, eSolutions services comprised 59%, 39% and 31%, respectively, of Cambridge's total revenues.

   Digital Business Strategy. Cambridge's Digital Business Strategy services identify, qualify and synchronize clients' digital business vision with the realities of their own operating strategies. In a Digital Business Strategy assignment, Cambridge works with the client to identify and prioritize the e-commerce initiative best suited for the client's business goals. Cambridge uses a Strategy Workshop to address the client's internal factors that could contribute to or impede the success of an e-commerce endeavor and conducts an external assessment through which it focuses on competition and e-commerce best practices from other industries. Typically, a strategy and work plan is developed from this workshop that serves as the foundation for product definition and the implementation of a technical solution. During the product definition phase, Cambridge defines the scope of the engagement. The team interacts with the client's customers to understand the design context and considers available technology choices. The team also develops the processes and corresponding changes in organizational structure that will be required and begins executing the communications and other plans developed during the Strategy Workshop.

   eCommerce. Cambridge deploys its eCommerce technical solutions--customer, commerce and e-Market solutions for the New Economy--using Cambridge's strategic and architectural expertise. These solutions include strategy development, enterprise application development and integration, and portal development in a full service model that combines integration skills with user experience design and digital business strategy. Cambridge offers clients business perspective based on B2E, B2B and B2C experience around the world, and technical expertise that includes integration skills essential for real-time, high performance operation, transaction capabilities, reliability and security. Cambridge's global wireless experience and integration skills enable Cambridge to help clients extend the reach of their eCommerce initiatives through the strategic use of wireless solutions.

   eCustomer Relationship Management. Cambridge's eCustomer Relationship Management solutions allow companies to better manage their customers. Leveraging in-depth expertise, thought leadership, and a track record of successful implementations, Cambridge helps clients maximize the value of every customer touch across the value chain, while ensuring that initiatives are aligned with corporate goals and objectives. Customer Management solutions can include: customer loyalty programs, customer service and support solutions, sales force automation, computer telephony integration, training and assimilation solutions, and enterprise marketing solutions.

   eSupply Chain Management. eSupply Chain Management ("eSCM") is the coordination of both the flow of physical goods and information flow among participating enterprises. In the New Economy, the supply chain consists of multiple companies that collaboratively function as efficiently and effectively as a single company, with full information visibility and accountability. Cambridge's eSCM practice provide expertise across the supply chain: from designing, sourcing and producing, to delivering the final product. Cambridge's eSCM solutions help clients optimize their supply chains, ensuring that their inbound and outbound logistics, enterprise operations, marketing and sales activities, and customer service and support all operate friction-free. Cambridge's operational strategy deliverables include future state models, program roadmaps and business cases that enable clients to set directions for their eSCM solutions in the context of larger eBusiness transformation initiatives. Cambridge also hosts package evaluation workshops to help clients to evaluate and to select eProcurement products or packages capable of meeting specific business requirements.

   eEnterprise Resource Management. Cambridge's e-Enterprise Resource Management service supports customers in the implementation, modification, integration, and extension of Enterprise Resource Planning ("ERP") solutions throughout an organization. Many organizations use ERP applications to manage information across the enterprise, in areas such as finance, human resources, distribution, manufacturing or supply chain management. Our core business application areas include human resources management systems such as workforce recruitment, development, optimization, retention and compensation; and financial enterprise systems, including management reporting, analysis and accounting. Our competency is PeopleSoft-centric and focused on all phases of the project life cycle: assessment, implementation, maximization, upgrading and support. Our proven services help clients extract the greatest value from the latest ERP web-enabled applications and industry solutions.

   User Experience Design. Through its UX Design practice, Cambridge helps clients deliver well-crafted online experiences to their customers. With an intense focus on users, Cambridge brings together four unique competencies that collectively help clients meet their strategic business objectives while also meeting their users' needs:

     Cognitive: The design of effective, intuitive, efficient interactions and site navigational elements that help target user(s) to facilitate desired business functions.

     Content: The voice and textual personality of the brand that targets appropriate audiences and their needs through site content.

     Visual: The interpretation and extension of brand attributes through the use of layout, photography, color, and typography.

     Production: The final technical implementation of the front-end experience molded into a functional solution.

 Traditional

   Cambridge is one of the best-known, most experienced systems integrators and custom application service providers in the world. Our Traditional offerings include custom application development, systems integration, IT strategy, analytics and data warehousing, as well as portals, middleware, and project support. We also develop custom business solutions in the areas of strategy, methodology, architecture and design. Our work covers a client's entire value chain, from inbound logistics through customer service and support. We help our clients to define their points of entry into the New Economy and create the IT architectures needed to implement their business strategies. Through our Traditional practice, we not only deliver immediate results to our clients, we help them create future business value. In 2000, 1999 and 1998, Traditional services comprised 22%, 41% and 51%, respectively, of Cambridge's total revenues.

   Excell Data Corporation ("Excell") is a wholly-owned subsidiary of Cambridge. Excell is a consulting firm and systems integrator of Microsoft-centric solutions, providing staff augmentation and project delivery services on a contract basis for hourly fees. Excell extends Cambridge's capabilities in the network services market to include implementation of multi-vendor applications, messaging systems, and network systems in heterogeneous network environments.

 Change Management Consulting

   Cambridge Management Consulting Holdings Limited ("CMC"), a subsidiary of Cambridge, is a leading operations management consulting firm specializing in the design and execution of operational strategy that delivers sustainable measurable value. Cambridge has a global capability and sector expertise primarily in oil and gas, chemicals, automotive/engineering, and industrial manufacturing. CMC also undertakes work across a variety of other sectors including utilities, financial services and consumer goods. In 2000, 1999 and 1998, CMC services comprised 19%, 20% and 18%, respectively, of Cambridge's total revenues.

   Distinct from business strategy consulting firms, CMC develops operational solutions that address not just the design of operational strategy, but equally important, the execution of that strategy. CMC's focus on execution differentiates it from its competitors by allowing it to deliver measurable and sustainable performance improvements on a fixed price basis. Prior to beginning work on a project, CMC and the client agree upon the targeted results. To achieve these results, Cambridge works hand-in-hand with employees at all levels of the organization, to build the performance culture and operational solutions that will ensure sustainable performance improvements.

   CMC believes its ability to design and execute major operational change programs with sustainable measurable results is its most significant core competence. This is a critical aspect of CMC's business model because it leaves the client with the internal capacity to manage ongoing change.

   CMC's service offerings include asset management, supply chain management, product and process leadership, operational strategy and digital transformation. While some of its competitors offer change management as a distinct service offering, CMC integrates both knowledge transfer and change management into all of its service offerings. This involves training, coaching and mentoring employees at all levels of an organization, and in turn drives enterprise-wide acceptance of the implementation plan.

   In July 2000, Cambridge announced that it was considering alternatives to allow CMC to operate more independently while maintaining a majority interest in the business. Part of the rationale for initiating this process was to create a more autonomous business unit, thereby positioning CMC for more rapid growth and enhancing its ability to attract and retain talent. Most of the work necessary to restructure the ownership of the unit has been completed, and Cambridge expects to initiate communications with a discrete list of prospective private investors. Cambridge is also considering the possibility of listing CMC on a European exchange for partial public ownership in mid-to-late 2001.

Cambridge Technology Capital Fund I L.P.

   Cambridge Technology Capital Fund I L.P. (the "Fund") was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund is intended to invest in expansion-stage, private companies for the purpose of capital appreciation. A wholly-owned subsidiary of Cambridge acts as the general partner of the Fund's general partner. Cambridge's capital commitment to the Fund is approximately $6.0 million, of which approximately $5.7 million has been contributed as of December 31, 2000. The balance of the Fund's capital has been provided by institutional investors, directors of Cambridge and other individuals. Cambridge's investment in the Fund resulted in a net gain of approximately $7.6 million for the year ended December 31, 2000, $29.6 million for the year ended December 31, 1999 and $798,000 for the year ended December 31, 1998. For the year ended December 31, 2000, Cambridge has received approximately $35.7 million of cash and common stock distributions from the Fund.

Cambridge is contemplating the formation of a successor venture capital fund, Cambridge Technology Capital Fund II, L.P.

Concentration of Revenues

   Microsoft Corporation accounted for approximately 5% of Cambridge's revenues in 2000. No customer accounted for more than 5% of Cambridge's revenues in 1999 or 1998. In many cases Cambridge's consulting and software development and implementation services are delivered in connection with a major information technology project initiated by a client's senior management, board of directors, line of business executive or information systems department. Since the implementation of a strategic business solution may result in fees to Cambridge exceeding $1,000,000, most customers undertake these projects on an irregular basis. Accordingly, Cambridge expects that the existence and identity of its largest customers may change from year to year. Cambridge does not believe that any service line is seasonal.

Sales and Marketing

   Cambridge has a dedicated sales and marketing organization to market and sell its services. As of January 1, 2001, Cambridge's sales and marketing organization consisted of 87 employees within the North America Business Unit, 81 employees outside of North America, and another 66 persons employed by CMC. This organization is a dedicated sales force, comprised of client executives, client managers and client advisors. Client executives manage key customer relationships and drive Cambridge's industry presence. Client managers handle primary responsibility for managing existing accounts. The primary role of client advisors is to drive expansion within particular geographic areas. Together, these functions work towards identifying, building and maintaining client relationships for Cambridge.

   Cambridge's vendor relationships provide a highly-leveraged approach to building marketing awareness and deepening its ability to deliver total solutions to its clients. Cambridge is working closely with strategic partners, integrating technology and service companies to provide unique solutions that provide added value to our clients. These partners are selected for their market leadership and Cambridge's expectation of a cultural match with Cambridge. Cambridge has built strong relationships with many of the industry's leading hardware and software providers, including Aspect, ATG, BEA, Broadvision, Commerce One, E.piphany, Hewlett-Packard, Intel, Interwoven, Microsoft, Nortel, PeopleSoft, and Siebel. Those vendors provide a source of leads for Cambridge in addition to providing joint funding on occasion, content expertise and additional name recognition for marketing events and programs. The vendors are not contractually obligated to continue to participate in any of those programs and are not prohibited from entering into similar arrangements with Cambridge's competitors.

   Since December 1998, Cambridge has maintained a strategic alliance with Microsoft Corporation. Under this agreement, Cambridge delivers scalable, replicable solutions based on the Microsoft(R) enterprise platform, with emphasis on e-commerce, customer loyalty, data warehousing and investment trading platforms, and on Microsoft COM+ technology and the Microsoft Visual Studio(R) development system. Cambridge is also committed to increasing its number of Microsoft Certified Systems Engineers, Microsoft Certified Database Administrators and Microsoft Certified Solution Developers.

   Cambridge holds marketing seminars and sponsors industry conferences to promote its service offerings and to provide clients with insight on key business and technology issues. Cambridge also conducts on-site educational events for senior management in client organizations, hosts marketing events geared toward client needs, and takes additional steps to build relationships with its key clients. In addition, this approach allows Cambridge to cross-sell its services and solutions so that clients can take advantage of the full breadth of its offerings.

 Markets and Clients

   Cambridge markets its services to a wide variety of industries, and its clients include a diverse group of business organizations seeking to achieve competitive advantage. To date, Cambridge's marketing efforts have been directed toward clients on the basis of business needs rather than industry group and Cambridge believes that no single industry has been material to Cambridge's success. Because of the costs involved in implementing a strategic solution, clients may undertake projects on an irregular basis and level of services performed for individual clients varies from year to year.

   Since its inception, Cambridge has utilized client/server technology, and, increasingly since 1998, the Internet, to deliver innovative IT solutions for clients. Cambridge believes that these solutions have helped provide clients with competitive advantages by focusing on high value-added areas such as distribution, sales and marketing, and customer management.

Competition

   The markets in which Cambridge competes include a large number of participants, is subject to rapid changes, and is highly competitive. The market includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment companies such as Compaq Computer Corporation, Hewlett-Packard Company, and IBM; facilities management and MIS outsourcing companies, "Big Five" accounting firms, and general management consulting firms. Cambridge's competitors also include companies such as Accenture, American Management Systems, AnswerThink, Computer Sciences Corporation, Electronic Data Systems Corporation, Razorfish, Sapient Corporation, Scient Corporation, Viant, Inc., and numerous smaller consulting companies, including those established or staffed by former employees of Cambridge. Cambridge also faces competition from information services organizations within potential clients.

   Some participants in the e-commerce consulting and software development markets have significantly greater financial, technical and marketing resources and greater name recognition than Cambridge, and generate greater systems consulting and integration revenues than does Cambridge. In addition, the Internet consulting, custom software development and systems integration markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. However, Cambridge believes that its rapid development methodology, coupled with its high quality standards, open systems philosophy, client/server and Internet architecture approach, and fixed-price contracting practices, distinguish it from its competitors. Cambridge believes that the principal competitive factors in the consulting and information technology industry include responsiveness to client needs, speed of application software development, speed and effectiveness of business solution development and implementation, quality of service, price, project management capability, technical expertise, and identifiable results. Cambridge believes it competes favorably with respect to these factors.

   Cambridge believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with Cambridge's products and services, the price at which others offer comparable services, and the extent of its competitors' responsiveness to customer needs.

Human Resources

   As of December 31, 2000, Cambridge had a total staff of 3,824 employees, including 2,967 project personnel, 234 in sales and marketing and 623 in the general and administrative staff.

   Cambridge's success will depend in large part upon its ability to attract, retain and motivate highly skilled employees, particularly senior technical personnel with leadership skills. Qualified project managers are in particularly great demand and are likely to remain a limited resource for the foreseeable future. In 2000, Cambridge suffered from an annual employee voluntary turnover rate of 32%. Cambridge believes, however, that its strategies for attracting, developing and retaining high-quality professionals will support present operations and anticipated future growth. In addition to Cambridge's traditional emphasis on training, its policy of promoting from within, and its methodology (which allows associates to progress with one client through multiple phases of a project, thereby maximizing the learning process and maintaining the professional challenge), Cambridge committed substantial capital in 2000 to increasing employee compensation, training and personal development. Although Cambridge expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that Cambridge will be able to do so. Failure to do so could have a material adverse effect on Cambridge's future results of operations.

   None of Cambridge's employees is subject to a collective bargaining agreement. Cambridge believes that its relations with its employees are good.

Intellectual Property Rights

   Cambridge's success is partially dependent upon its software deployment and consulting methodologies and other proprietary intellectual property rights. Cambridge relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. Cambridge holds no patents or registered copyrights. Cambridge generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no guarantee that the steps taken by Cambridge in this regard will be adequate to deter misappropriation of its proprietary information or that Cambridge will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

   Cambridge's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client, although Cambridge generally retains ownership of proprietary methodologies and rights to reuse and sublicense software components that perform generic functions.

   Although Cambridge believes that its services and products do not infringe on the intellectual property rights of others, Cambridge cannot give assurance that such a claim will not be asserted against Cambridge in the future.

ITEM 2. PROPERTIES.

   Cambridge's headquarters and principal administrative and sales and marketing operations are located in approximately 109,000 square feet of leased space in Cambridge, Massachusetts. Cambridge also maintains offices and leases office space in the various locations in which it maintains branches and in which its subsidiaries operate. Cambridge has regional sales and operations facilities in the United States located in: Atlanta (GA), Bellevue
(WA), Bridgewater (NJ), Chicago (IL), Columbus (OH), Dallas (TX), Denver (CO), Detroit (MI), Eden Prairie (MN), King of Prussia (PA), Los Angeles (CA), New York (NY), Pittsburgh (PA), San Francisco (CA), San Juan (PR), San Mateo (CA), and Washington D.C. In Canada, Cambridge has an office in Toronto. European regional sales and operations facilities are located in: Brussels, Belgium; Copenhagen, Denmark; Paris, France; Dusseldorf, Frankfurt and Munich, Germany; Dublin, Ireland; Milan, Italy; Amsterdam, Rotterdam and Woerden, Netherlands; Oslo, Norway; Malmo and Stockholm, Sweden; Geneva and Zurich, Switzerland; Reading and Richmond, United Kingdom. Other offices are: Melbourne and Sydney, Australia; Sao Paolo, Brazil; Bogota, Colombia; Bangalore, Mumbai and Delhi, India; Tokyo, Japan; Mexico City, Mexico; and Caracas, Venezuela. The listed spaces in North America are used by the North America Business Unit, which is responsible for all e-Solutions and Traditional services in North America.
The other listed spaces are used by the International operating segment which is responsible for all e-Solutions and Traditional services outside North America. In addition, the following listed spaces are jointly used by CMC and the International operating segment: Brussels, Belgium; Copenhagen, Denmark; Richmond, England; Paris, France; Amsterdam, Netherlands; and Stockholm, Sweden.

   Management of Cambridge believes that its facilities are suitable and adequate for its near term needs.

ITEM 3. LEGAL PROCEEDINGS.

   On November 18, 1998, certain of the former stockholders of Excell Data Corporation ("Excell") filed a lawsuit against Cambridge in the United States District Court for the District of Massachusetts ("District

Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, Cambridge filed a counterclaim against the former stockholders of Excell which alleged breach of contract. On March 1, 2000, the District Court granted Cambridge's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety. On October 18, 2000, the parties entered into a settlement agreement waiving the plaintiffs' right to appeal, dismissing Cambridge's counterclaim, and concluding the litigation in its entirety.

   In March and April 1999, certain stockholders of Cambridge filed ten separate class action lawsuits against Cambridge and certain of Cambridge's officers in United States District Court for the District of Massachusetts ("District Court"). These suits have since been consolidated by the District Court. The suits allege misrepresentations and omissions regarding Cambridge's future growth prospects and progress of Cambridge's reorganization in violation of federal securities laws. The suits seek unspecified damages. Cambridge believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. Cambridge has moved to dismiss the plaintiffs' consolidated complaint.

   Cambridge is involved in litigation and various other legal matters, which have arisen in the ordinary course of business, some of which relates to the collection of client receivables. Cambridge does not believe that the ultimate resolution of any such existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of Cambridge's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          Price Range of Common Stock

   Cambridge's Common Stock is currently quoted on the Nasdaq National Market ("Nasdaq") system under the symbol CATP. The following table sets forth, on a per share basis for the periods shown, the range of high and low sales prices of Cambridge's Common Stock as reported by Nasdaq.

                                                                     High   Low
                                                                     ----- -----
       Fiscal Year
       1999:
       First Quarter................................................ 32.25 10.63
       Second Quarter............................................... 20.75 11.50
       Third Quarter................................................ 21.06 12.50
       Fourth Quarter............................................... 27.00 10.81
       2000:
       First Quarter................................................ 26.25 12.94
       Second Quarter............................................... 13.88  6.75
       Third Quarter................................................  9.88  4.00
       Fourth Quarter...............................................  5.09  1.38

                                Dividend Policy

   Cambridge has never paid any cash dividends on its Common Stock. Cambridge currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

                                  Stockholders

   As of March 28, 2001, there were approximately 2,650 stockholders of record of Cambridge's common stock.

                    Recent Sales of Unregistered Securities

   On November 3, 2000, Cambridge acquired the assets of OSIX Pty Ltd, an Australian corporation ("OSIX"), pursuant to an Agreement for the Purchase of the Business and Assets of OSIX Pty Ltd (the "Acquisition Agreement") by and among Cambridge, Cambridge Technology Partners Pty Ltd, OSIX and the Warrantors listed on Schedule I thereto (the "Acquisition"). In connection with the Acquisition, Cambridge issued 277,527 shares of its common stock to OSIX. Pursuant to the Acquisition Agreement, Cambridge is obligated to issue to OSIX additional shares of its common stock if certain revenue and EBIT milestones are met by the Cambridge subsidiary operating the assets of OSIX acquired by Cambridge. No underwriters were involved in the foregoing sale of securities. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. The foregoing securities were restricted securities for the purposes of the Securities Act when issued, but have since been registered for resale on Form S-3.

ITEM 6. SELECTED FINANCIAL DATA.

   The selected financial data presented below as of and for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996, have been derived from Cambridge's consolidated financial statements. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

                                        Years Ended December 31,
                              -------------------------------------------------
                                2000       1999      1998      1997      1996
                              ---------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues....................  $ 586,564  $628,111  $612,041  $438,329  $294,527
Costs and expenses:
  Project costs.............    341,703   372,345   310,918   214,848   146,863
  General and
   administration...........    249,667   218,188   153,935   120,382    81,364
  Sales and marketing.......     80,677    69,527    57,781    41,393    25,532
  Restructuring and other
   costs....................     27,000       --        --        --        --
  Business combination
   costs....................        --        --      8,400     4,760     1,195
                              ---------  --------  --------  --------  --------
    Total operating
     expenses...............    699,047   660,060   531,034   381,383   254,954
                              ---------  --------  --------  --------  --------
Income (loss) from
 operations.................   (112,483)  (31,949)   81,007    56,946    39,573
Other income (expense):
  Interest income...........      3,982     2,845     2,432     2,135     1,009
  Interest expense..........       (191)     (118)     (199)     (311)     (132)
  Gain on investments.......      5,063    31,784       798       188       --
  Gain on sale of assets....      7,661       --        --        --        --
  Foreign exchange gain
   (loss)...................       (259)      856      (934)     (122)     (141)
                              ---------  --------  --------  --------  --------
    Total other income......     16,256    35,367     2,097     1,890       736
                              ---------  --------  --------  --------  --------
Income (loss) before income
 taxes......................    (96,227)    3,418    83,104    58,836    40,309
Provision (benefit) for
 income taxes...............    (33,680)    1,299    31,164    25,054    16,317
                              ---------  --------  --------  --------  --------
Net income (loss)...........  $ (62,547) $  2,119  $ 51,940  $ 33,782  $ 23,992
                              =========  ========  ========  ========  ========
Basic net income (loss) per
 share......................  $   (1.00) $    .04  $    .90  $    .62  $    .46
                              =========  ========  ========  ========  ========
Diluted net income (loss)
 per share..................  $   (1.00) $    .03  $    .83  $    .55  $    .40
                              =========  ========  ========  ========  ========
Weighted average number of
 common shares outstanding..     62,713    60,004    58,079    54,632    52,054
                              =========  ========  ========  ========  ========
Weighted average number of
 common and common
 equivalent shares
 outstanding................     62,713    61,745    63,301    60,775    59,573
                              =========  ========  ========  ========  ========

                                              December 31,
                              -------------------------------------------------
                                2000       1999      1998      1997      1996
                              ---------  --------  --------  --------  --------
Consolidated Balance Sheet
 Data:
Cash and cash equivalents...  $  66,723  $ 62,288  $ 80,051  $ 39,649  $ 26,456
Investments.................     29,987    28,659    24,918    15,824    12,727
Working capital.............    131,204   179,147   177,929   108,301    72,334
Total assets................    342,544   378,174   351,206   242,421   150,588
Stockholders' equity........    224,419   277,036   242,150   150,867    98,796

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge") performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes--the information technology that defines the "New Economy." Founded in 1991, Cambridge provides strategic and management consulting as well as systems integration services to transform its clients into e-Businesses. Working in collaboration with large corporations and high-velocity middle market companies, Cambridge combines a deep understanding of New Economy issues with integrated, end-to-end services, and a proven track record of shared risk and rapid delivery.

   Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. This market trend represents a growth opportunity for Cambridge. During 2000, in an effort to better communicate the nature of its business to the public, Cambridge has characterized its services into three lines of business, "e-Solutions," "Traditional" and "Change Management Consulting." Cambridge's e-Solutions service offering generally include Digital Business Strategy, eCommerce, eCustomer Relationship Management, eSupply Chain Management, eEnterprise Resource Management and User Experience Design. Traditional services generally include custom application development, systems integration, IT strategy, analytics and data warehousing. Change Management Consulting is an operations management leader specializing in the design of operational strategy and, equally important, the execution of that strategy.

   Cambridge provides the majority of its services on a fixed-time, fixed-price model, with client involvement at all stages of the process. Cambridge and its clients generally agree on a contractually fixed price for each phase of a project. In performing its services, Cambridge brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, Cambridge employs a rapid deployment methodology that features an iterative approach. Cambridge believes that these techniques permit the delivery of results in rapid time frames--typically within three to twelve months.

   On March 12, 2001, Novell, Inc. ("Novell") announced it had entered into a definitive agreement to acquire Cambridge. Under terms of the agreement, Novell will exchange 0.668 shares of Novell common stock for every outstanding share of Cambridge's common stock. The acquisition has been approved by the board of directors of each company and is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act and by the shareholders of Cambridge. If completed, Cambridge will become a wholly owned subsidiary of Novell. The transaction is expected to close by July 2001.

   On March 5, 2001, Cambridge announced that, due to a slowing economy in the United States, revenues for the quarter ending March 31, 2001 would be approximately $120.0 million and that revenues for the year ending December 31, 2001 would be approximately $525.0 million. Due to current weakening in the IT Services sector Cambridge's 2001 revenue estimates may be revised downward in the future. Cambridge will continue to assess its delivery capacity and infrastructure to ensure that they are appropriate with demand for its services. These assessments may result in future restructuring charges.

   During 2000, Cambridge recorded $27.0 million of restructuring and other costs. This restructuring plan was designed to remove costs from the business by balancing current delivery capacity and infrastructure with demand. As a result, 546 billable and 157 non-billable positions were eliminated, and office space requirements were reduced in corporate headquarters and field locations.

   On July 27, 2000, Cambridge announced that it is exploring strategic options to allow Cambridge Management Consulting, its operations management consulting unit, to operate as a more independent but majority-owned business of Cambridge. Options being considered include investment by a strategic partner or listing on a European stock exchange. The changes Cambridge is considering are designed to enable Cambridge Management Consulting to grow faster and to recruit and retain the best personnel with share option and incentive programs directly aligned with the unit's performance. During the second half of 2000, Cambridge completed much of the work required to restructure Cambridge Management Consulting in order to facilitate the options under consideration. Due to the slowdown of the global economy Cambridge does not expect to carry out one of these options until the second half of 2001. The closing of any of these options can be delayed and may be contingent upon the condition of the global economy and CMC's industry.

   Voluntary employee turnover was approximately 32% for 2000 compared to approximately 30% for 1999. Quarterly voluntary turnover decreased from approximately 40% in the first quarter of 2000 to approximately 23% in the fourth quarter of 2000. Cambridge's headcount was approximately 3,800 at December 31, 2000 compared to approximately 4,200 December 31, 1999. Cambridge continues to assess the skill sets necessary to address the changing market dynamics and focuses on training, hiring, and assimilating appropriate personnel to service its clients.

RESULTS OF OPERATIONS

   Effective September 30, 2000, Cambridge eliminated the "other costs" line of its consolidated statements of operations in order to conform to the financial reporting presentation of other entities within Cambridge's industry. Cambridge had historically reported an "other costs" line which included the costs of idle time for project personnel, facility and telecommunications costs, and non-project related travel costs. Idle time costs are now included in project costs while facility, telecommunications, and non-project related travel costs are included in general and administrative costs.

   To facilitate comparisons, the following table sets forth selected statements of operations data as a percentage of revenues and the period-to-period changes for revenues, costs and expenses, and income from operations.

                                       Years Ended         Percentage Increase
                                       December 31,             (Decrease)
                                      ------------------  ---------------------
                                      2000   1999   1998  "99 to "00 "98 to "99
                                      ----   ----   ----  ---------- ----------
Revenues............................. 100 %  100 %  100%       (7)%        3 %
Costs and expenses:
  Project costs......................  58     59     52        (8)        20
  General and administration.........  42     35     25        14         42
  Sales and marketing................  14     11      9        16         20
  Restructuring and other costs......   5    --     --        100        --
  Business combination costs......... --     --       1       --        (100)
                                      ---    ---    ---
    Total operating expenses......... 119    105     87         6         24
                                      ---    ---    ---
Income (loss) from operations........ (19)    (5)    13      (252)%     (139)%
Other income, net....................   3      6    --
                                      ---    ---    ---
Income (loss) before income taxes.... (16)%    1 %   13%
                                      ===    ===    ===

   Historically, a majority of Cambridge's revenues have been recognized using the percentage of completion method, which requires revenues to be recorded over the term of a client contract based on the percentage of expenses incurred to total project expenses. The cumulative impact of any revision in estimates of the percentage of work completed is generally reflected in the fiscal quarter in which the revision becomes known. Cambridge's operating results may be adversely affected by inaccurate estimates of contract completion costs. Although Cambridge from time to time is required to make revisions to its work completion estimates, to date, none of these revisions has had a material adverse effect on Cambridge's operating results. Inaccuracies in future work completion estimates could result in a material adverse effect on Cambridge's operating results. Losses expected to be incurred on projects in progress are recognized when known. Revenues related to time and materials engagements are recognized when services are performed.

   A major portion of Cambridge's services are provided on a fixed-price basis and, therefore, Cambridge bears the risk of cost overruns. Client project margins and personnel utilization are critical components of Cambridge's financial performance. Cambridge regularly reviews staff compensation and overhead costs to ensure that its services are properly priced. In addition, management continuously monitors the progress of client projects. Cambridge attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. Because Cambridge's client engagements are generally terminable without substantial client penalty, an unanticipated termination of a client project could require Cambridge to maintain or terminate under-utilized employees, resulting in a higher than expected number of unassigned employees or severance expenses. While the level of professional staff may be adjusted to reflect active projects, Cambridge must maintain a sufficient number of senior professionals to oversee existing client projects and participate with Cambridge's sales force in securing new client assignments.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues decreased 7% to $586.6 million in 2000 compared to $628.1 million in 1999. The decrease in revenues in 2000 compared to 1999 was primarily due to a 12% decrease in revenues from its North America operating unit to $322.0 million from $367.2 million and a 9% decrease in revenues from its Change Management Consulting unit to $112.7 million from $123.5 million. This decrease was partially offset by an 11% increase in revenues from its International operating unit to $151.9 million from $137.4 million. The decrease in North America operating unit revenues was primarily due to a decrease of 51% in revenues from Traditional services to $98.6 million from $201.6 million and was partially offset by a 35% increase in revenues from e-Solutions services to $223.4 million from $165.6 million. The decrease in Change Management Consulting revenues was primarily due to delays in obtaining contracts from several large clients. The increase in International operating unit revenues was primarily due to a 59% increase in revenues from e-Solutions services to $124.0 million from $77.8 million and was partially offset by a 53% decrease in revenues from Traditional services to $27.9 million from $59.6 million.

   Worldwide, revenues from Traditional services decreased 52% to $126.5 million in 2000 from $261.3 million in 1999 and Change Management Consulting revenues decreased 9% to $112.7 million from $123.5 million. These decreases were partially offset by a 43% increase in worldwide e-Solutions revenues to $347.4 million in 2000 compared to $243.3 million in 1999. The decrease in revenues from Traditional services was primarily due to the elevated levels at which clients invested in such projects in 1999 in conjunction with Year 2000 prevention plans and the transition of the Cambridge's focus to providing e-Solutions services. The decrease in Change Management Consulting revenues was primarily due to employee turnover causing delays in obtaining contracts for several large projects. Growth in e-Solutions revenues for 2000 was primarily due to increased demand for the Cambridge's e-Business and e-Integration services worldwide.

   Geographically, North American revenues decreased 11% to $359.4 million, or 61% of revenue, in 2000 from $404.8 million, or 64% of revenues, in 1999. Revenues from International operations increased by 2% to $227.2 million, or 39% of revenues, in 2000 from $223.3 million, or 36% of revenues, in 1999. The dollar and percentage decrease in North American revenues is primarily due to the 50% decrease in revenues from Traditional services, which are concentrated more in North America, and a 2% decrease in revenues from Change Management Solutions to $37.4 million from $38.1 million. The decrease was partially offset by the 35% increase in revenues from e-Solutions services. Overall, the decrease in North American revenues was caused by the unexpectedly rapid slowdown of the economy in the second half of the year, and longer sales cycles due to the complexity of IT projects. The increase in International revenues was primarily due to increased demand for Cambridge's e-Solution services in Europe, Latin America, and Asia Pacific. International e-Solutions revenues increased to $105.4 million from $72.1 million in Europe, to $3.2 million from $.5 million in Latin America and to $15.4 million from $5.2 million in Asia Pacific.

   Project costs consist principally of salaries and benefits for personnel dedicated to client projects and other non-reimbursable project costs. Project costs were $341.7 million, or 58% of revenues in 2000, compared to $372.3 million, or 59% of revenues, in 1999. The dollar and percentage decrease was due primarily to a $17.1 million decrease in payroll and payroll related costs, a $5.5 million decrease in bonus costs and a $6.3 million decrease in sub-contractor costs. This decrease in costs was partially offset by wage increases in an initiative to move Cambridge's salary scale to the higher end of the marketplace. Worldwide project personnel headcount decreased 13% to 2,967 employees at December 31, 2000, from 3,398 employees at December 31, 1999 as Cambridge adjusted delivery capacity to meet demand. The decrease in bonus expense was caused by lower headcount and the impact of paying lower bonuses in 2000 due to the financial performance of Cambridge.

   General and administration expenses include salaries and benefits associated with management and support personnel including, all corporate functions, facilities costs, training, non-project travel, professional fees, and recruiting costs. General and administration expenses were $249.7 million, or 43% of revenues in 2000, compared to $218.2 million, or 35% of revenues in 1999. The dollar and percentage increase reflects a $10.4 million increase in bad debt expense for uncollectable accounts receivable, substantially related to dot-com clients, and $6.9 million of additional compensation and benefit costs associated with personnel to support Cambridge's business. The dollar and percentage increase also includes a $4.7 million increase in facilities and other related infrastructure costs to support Cambridge's business, including a new corporate headquarters that Cambridge moved into in May 1999. The dollar and percentage increase was partially offset by the impact of paying lower bonuses in 2000 compared to 1999 due to the financial performance of Cambridge. General and administration headcount increased 13% to 623 employees at December 31, 2000, from 550 employees at December 31, 1999.

   Sales and marketing expenses include salaries and benefits associated with sales and marketing personnel, as well as commissions, travel and entertainment costs, advertising and branding costs. Sales and marketing expenses were $80.7 million, or 14% of revenues in 2000, compared to $69.5 million, or 11% of revenues in 1999. The dollar and percentage increase resulted primarily from an $8.5 million increase in marketing and public relations costs primarily related to costs associated with enhancing Cambridge's brand recognition through advertising and the sponsorship of major forums. The dollar and percentage increase was also due to a $2.6 million increase in payroll and payroll-related expenses associated with increased wages partially offset by a decrease in headcount. Sales and marketing headcount decreased 7% to 234 at December 31, 2000, from 252 at December 31, 1999.

   During 2000, Cambridge recorded $27.0 million of restructuring and other costs. In the third quarter of 2000, Cambridge recorded $22.0 million of restructuring and other costs. This restructuring plan was designed primarily to remove non-billable costs from the organization by eliminating 423 positions, including 306 under-utilized project personnel, and reducing space requirements in both corporate headquarters and North America field locations. The $22.0 million charge consists of $9.2 million of severance costs, $6.2 million to write-down leasehold improvements and office equipment, $4.1 million to close or sublease existing offices and $2.5 million of other associated costs. In the fourth quarter of 2000, Cambridge recorded $5.0 million of additional restructuring costs. This restructuring plan was designed primarily to further balance current delivery capacity and infrastructure with demand by eliminating 240 billable and 40 non-billable positions. Through December 31, 2000, Cambridge has paid $5.7 million in severance costs to terminate 298 employees, $1.1 million to close or sublease office space, $2.1 million of other associated costs, and wrote-down $1.8 million of leasehold improvements and office equipment. The $5.0 million charge consists of severance costs all of which will be paid in 2001. The 2000 restructuring plan is expected to result in total annual cash and cost savings of approximately $80.0 million, including $60.0 million of project costs, $17.0 million of general and administrative costs, and $3.0 million of sales and marketing costs.

   Interest income increased to $3.8 million in 2000 from $2.7 million in 1999. This increase is principally due to higher interest rates and higher balances of cash and short-term investments in 2000 compared to 1999. In 2000, Cambridge's cash and short-term investments consisted primarily of government bonds and tax exempt investment grade municipal bonds both of which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper. In 1999, Cambridge's cash and short-term investments consisted primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

   Gain on investments, for 2000, were generated by Cambridge's equity investment in the Cambridge Technology Capital Fund I L.P. (the "Fund") and the sale of securities distributed from the Fund. During 2000, Cambridge's equity investment in the Fund resulted in a gain of $7.6 million, while the sale of securities distributed by the fund resulted in a loss of $1.2 million. During 2000, gain on investments includes a $1.4 million impairment charge related to its investment in New Economy companies ("NEWCOs") yet to go public. During 2000, Cambridge also recorded a $7.7 million gain from the sale of its Cambridge Information Network ("CIN") business. Gain on investments of $31.8 million for 1999 consisted of a $29.6 million gain related to Cambridge's equity investment in the Fund and $2.2 million related to the sale of marketable equity securities.

   Foreign exchange loss was $.3 million in 2000 compared to a gain of $.9 million in 1999 related to foreign currency exchange rate fluctuations associated with inter-company balances. The loss in 2000 was primarily due to unfavorable fluctuation in foreign exchange rates and the monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with inter-company balances. As of December 31, 2000, Cambridge held foreign exchange contracts with contract values of approximately $12.5 million. As Cambridge grows its international business, it becomes increasingly subject to the risks associated with international operations, including changes in foreign currency exchange rates. The impact of foreign exchange rates on Cambridge's operating results is not significant.

   Cambridge's effective income tax rate was 35.0% in 2000 compared to 38.0% in 1999. Cambridge's effective tax rate may vary from period to period based on Cambridge's future expansion into areas with varying country, state, and local statutory income tax rates as well as the impact of any valuation allowances recorded against its deferred tax assets.

   Net loss for 2000 was $62.5 million or $1.00 per share (basic and diluted) for 2000 compared to net income of $2.1 million or $.03 per share (diluted) for the same period in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues increased 3% to $628.1 million in 1999 as compared to 1998. The increase in revenues was due to an increase of 11% in the revenues from the International operating unit to $137.4 million from $124.3 million and an increase of 12% in the revenues from the Change Management Consulting unit to $123.5 million from $110.6 million, and was partially offset by a 3% decrease in revenues from the North American operating unit to $367.2 million from $377.4 million. The increase in the revenues from the International business unit were due to a 35% increase in revenues from e-Solutions services to $77.8 million from $57.7 million and was partially offset by a 10% decrease in revenues from Traditional services to $59.6 million from $66.3 million. The increase in Change Management Consulting revenues was primarily due to strong demand for these services in Europe.

   Worldwide, revenues from e-Solutions services increased 27% to $243.3 million in 1999 from $192.3 million in 1998 while revenues from Traditional services decreased 15% to $261.3 million from $309.2 million. The increase in revenues from e-Solutions services was due to the Cambridge's transition to a provider of Internet oriented solutions in response to market demands. The decrease in revenues from Traditional services was primarily due to lower demand for Cambridge's client-server solutions and ERP package software implementations, particularly in North America, due to an increased number of clients opting to defer or cancel technology initiatives in favor of completing Year 2000 remediation activities and higher than expected employee turnover.

   Geographically, North American revenues decreased 4% to $404.8 million from $421.6 million in 1998. Revenues from International operations increased by 17% to $223.3 million in 1999 from $190.4 million in 1998. The decrease in North American revenues was primarily due to the decrease in client server and ERP implementations and a 14% decrease in the revenues from Change Management Consulting to $38.1 million from $44.2 million. The increase in International revenues was primarily due to the increased demand for Cambridge's e-solutions services in Europe, Latin America and Asia Pacific and a 29% increase in the revenues from Change Management Consulting to $85.3 million from $66.4 million primarily due to strong demand for these services in Europe, particularly in the oil and gas sector.

   During the fourth quarter of 1999, Cambridge experienced its first quarterly loss since 1991. For the fourth quarter of 1999, revenues declined 9% to $145.0 million compared to $160.2 million for the same period in 1998. This decrease was primarily due to lower demand for Cambridge's services as companies opted to spend on Year 2000 preventative measures that were not offered by Cambridge. During the fourth quarter of 1999, Cambridge recorded $19.5 million in bonus expense, representing 67% of the total bonus amount, when a decision was made to pay out full bonuses to employees in an attempt to retain employees and reduce turnover. The remaining 33% of the 1999 bonus payment was recorded during the second and third quarters of 1999 while no bonuses were accrued in 1998. The loss for the fourth quarter of 1999 also include $7.2 million of additional costs for client receivables determined to be uncollectable.

   During the second quarter of 1999, Cambridge recorded incremental costs of $8.9 million resulting from a human resources repositioning and retention program. The $8.9 million of repositioning costs included $5.9 million of employee retention bonuses, $1.3 million of severance costs, and $1.7 million of costs to retrain, relocate and redeploy certain employees. Of the $8.9 million of repositioning and retention costs, $6.6 million was charged to project costs, $2.1 million to general and administrative expenses, and $.2 million to sales and marketing expenses. These costs were paid during 1999. Staff reductions included approximately 55 professional staff and 17 administrative personnel.

   Project costs were $372.3 million, or 59% of revenues in 1999, compared to $310.9 million, or 51% of revenues, in 1998. The dollar and percentage increase was primarily due to $36.5 million in additional compensation and benefit costs resulting from the competitive market environment for technical skills and a change in the skill mix of personnel. The dollar and percentage increase was also due to a $24.0 million increase in bonus costs due to Cambridge's decision to pay full bonus in 1999 while no bonus was paid in 1998. Worldwide project personnel headcount decreased 6% to 3,398 employees at December 31, 1999, from 3,609 employees at December 31, 1998.

   General and administration expenses were $218.2 million, or 35% of revenues in 1999, compared to $153.9 million, or 25% of revenues in 1998. The dollar and percentage increase includes a $8.2 million in costs for client receivables determined to be uncollectable, $8.3 million in additional compensation and benefit costs associated with personnel to support Cambridge's business and $4.2 million due to Cambridge's decision to pay full bonus during the fourth quarter of 1999 while no bonus was paid in 1998. The increase also includes $20.5 million of additional facilities and related costs to support Cambridge's business including a new corporate headquarters in Cambridge, MA. General and administration headcount increased 5% to 550 employees at December 31, 1999, from 523 at December 31, 1998.

   Sales and marketing expenses were $69.5 million, or 11% of revenues in 1999, compared to $57.8 million, or 9% of revenues in 1998. The dollar and percentage increase was primarily attributable to $2.3 million in additional compensation and benefit costs related to increased wages, a $2.8 million increase in travel expenses and a $2.3 million increase in marketing costs to provide existing and potential clients with essential information about Cambridge and its service offerings. Sales and marketing headcount was 252 at December 31, 1999 compared to 253 at December 31, 1998.

   Interest income increased to $2.7 million in 1999 from $2.2 million in 1998. This increase is principally due to higher interest rates received on cash balances and short-term investments in 1999 compared to 1998. Cambridge's cash and short-term investments consist primarily of tax exempt investment grade municipal bonds which mature within one year from the date of purchase, overnight repurchase agreements, and short-term commercial paper.

   Gain on investments, which consists primarily of Cambridge's investment in the Fund, was $31.8 million in 1999 compared to $.8 million in 1998. The increase is due to investment gains generated primarily by the Fund's unrealized appreciation of its portfolio of securities.

   Foreign exchange gain was $.9 million in 1999 compared to a loss of $.9 million in 1998 related to foreign currency exchange rate fluctuations associated with inter-company balances. The gain in 1999 was primarily due to a favorable fluctuation in foreign exchange rates and the monthly foreign exchange forward contracts to hedge against the risk of changes in foreign exchange rates associated with inter-company balances. This risk coverage is dependent upon forecasted inter-company activities at the beginning of each month and the exchange rate gains and losses are directly related to the accuracy of these forecasted amounts. As of December 31, 1999, Cambridge held foreign exchange contracts with contract values of approximately $10.2 million. As Cambridge grows its international business, it becomes increasingly subject to the risks associated with international operations, including changes in foreign currency exchange rates. The impact of foreign exchange rates on Cambridge's operating results is not significant.

   Cambridge's effective income tax rate in 1999 increased to 38.0% from 37.5% in 1998. This increase is primarily due to the statutory rates of foreign entities. Cambridge's effective tax rate may vary from period to period based on Cambridge's future expansion into areas with varying country, state, and local statutory income tax rates.

   Net income decreased 96% to $2.1 million or $.03 per share (diluted) for 1999 compared to $51.9 million or $.83 per share (diluted) for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Cambridge continued to operate debt-free in 2000 and working capital was $131.2 million at December 31, 2000, compared to $179.1 million at December 31, 1999. The decrease was primarily due to an increase in accrued restructuring costs and a decrease in accounts receivable, partially offset by an increase in cash and cash equivalents and deferred income taxes. Cambridge's days sales outstanding was 70 days at December 31, 2000 compared to 76 days at December 31, 1999. This decrease in days sales outstanding was primarily due to a decrease in accounts receivable, including the increase in the allowance for doubtful accounts, from 2000 to 1999 related to enhancements to Cambridge's credit and collection process and a decrease in revenue. Cambridge actively assesses and monitors the collectability of its accounts receivable.

   Net cash used in operating activities was $22.5 million in 2000 compared to $29.1 million for the same period in 1999. A net loss for 2000 of $62.5 million and an increase in deferred income tax assets of $44.2 million was partially offset by non-cash expenses of $23.3 million for the provision for losses on accounts receivable, $24.2 million for depreciation and amortization, and accrued restructuring costs of $16.3 million. Net income for 1999 of $2.1 million plus non-cash expenses of $12.5 million for the provision for losses on accounts receivable and $16.6 million for depreciation and amortization were offset by a $29.6 million non-operating gain from the Fund.

   Capital expenditures of $20.2 million in 2000 were used principally for computer equipment to support Cambridge's operations, user experience design centers, and personal computers, telecommunications equipment, and leasehold improvements. Capital expenditures for 2001 are expected to approximate $20.0 million, principally for leasehold improvements, personal computers, telecommunication other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

   Cambridge evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance Cambridge's global growth initiatives. Cambridge cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all. Liquidity may also be effected by acquisitions of companies or technology.

   In December 1999, Cambridge announced a new investment strategy that is intended to create and build New Economy companies (NEWCOs) using the knowledge and skills of its consultants, funding from internal sources and venture capital firms, and distributions from the Fund. During 2000 Cambridge invested $3.3 million in private companies. During the fourth quarter of 2000, Cambridge recorded a $1.4 million impairment charge to adjust the carrying value of these investments down to estimated fair value.

   Cambridge had maintained a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by The Chase Manhattan Bank and Fleet National Bank. To date, Cambridge has never used the Facility. In December 2000, Cambridge terminated the Facility in order to eliminate the commitment fees required by the Facility.

   The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies. A wholly-owned subsidiary of Cambridge acts as the general partner of the Fund's general partner and Cambridge's investment is accounted for using the equity method of accounting. Cambridge's capital commitment to the Fund is approximately $6.0 million. At December 31, 2000, Cambridge's cumulative capital contribution to the Fund amounted to $5.7 million. Cambridge's investment in the Fund resulted in a net gain of approximately $7.6 million for the year ended December 31, 2000.

   The Company has recorded a deferred tax asset of $48.0 million reflecting the benefit of $21.5 million in net operating loss carryforwards, which expire in varying amounts between 2004 and 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 2000, Cambridge recorded a valuation allowance of $4.9 million related to state net operating loss carryforwards that generally have a shorter life than the federal net operating loss carryforwards 20 years.

   Cambridge expects that cash flows from operations will provide the principal source of future liquidity for Cambridge. However, Cambridge's strategy to reduce cost in order to match Cambridge's capacity and infrastructure with demand may not achieve the costs savings anticipated. Cambridge anticipates that existing cash and investment balances combined with cash generated from operations will be sufficient to meet Cambridge's working capital requirements for at least the next twelve months. Operating results and liquidity may be adversely affected if market demand and revenues do not meet management's expectations. A number of factors, including market acceptance of Cambridge's services, significant fluctuations in currency exchange rates, and changes in general economic, political, or regulatory conditions could adversely affect future results and liquidity.

New Accounting Pronouncements

   In June 2000, the Statement of Financial Accounting Board issued Financial Accounting Standards No. 138, ("SFAS 138"), "Accounting for Certain Derivative Instruments - an amendment of SFAS 133." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). The only derivative instruments maintained by Cambridge are foreign exchange forward contracts that will be classified as fair value foreign currency hedges. Cambridge will adopt this standard in the first quarter of 2001 and does not expect the adoption of SFAS 133 to have a material impact on its financial position or statements of operations.

Forward-Looking Statements

   This Annual Report on Form 10-K includes forward-looking statements (statements that are not historical fact) including, without limitation, statements regarding our future net revenues and profits; Cambridge's planned transition to e-Business; Cambridge's reliance on key personnel to guide these efforts and its ability to attract and retain qualified employees; capital expenditures; liquidity sources and needs; working capital needs; effectiveness of Cambridge's cost cutting initiatives; e-Business initiatives undertaken in response to customer demand and anticipated market growth opportunities; the transition of personnel to e-Solutions from Traditional services; Cambridge's announced strategy for Cambridge Management Consulting and Cambridge Management Consulting's future financial performance; increases in personnel and wages for our personnel; the impact of varying compensation arrangements; and litigation.

   These forward-looking statements are not guarantees and are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect our results, there are a number of important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on our operating results, including, without limitation, the risks described in "Factors that May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. We do not assume any obligation to update any of the forward-looking statements we make.

Factors That May Affect Future Results

   We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Cambridge in this Annual Report on Form 10-K or other filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements.

WE HAVE A RECENT HISTORY OF OPERATING LOSSES INFLUENCED IN PART BY GENERAL ECONOMIC CONDITIONS, AND MAY NOT BE ABLE TO REVERSE THIS TREND IN THE NEAR FUTURE

   Primarily as a result of a slowdown in growth in demand for our e-Solutions services, a slowing global economy and increased cost of recruiting and retaining project personnel, we have incurred losses. As a result, we will need to generate additional revenues to achieve profitability. Cambridge's revenues and results of operations will be influenced by general economic conditions in the United States and internationally. In the event of a general economic downturn, or an industry-wide downturn, Cambridge's clients and potential clients may substantially reduce their information technology and related budgets. Additionally, potential clients may decide to implement the information technology projects they do embark upon using international resources, potentially further affecting the strength of our industry. In the event of an economic downturn, Cambridge may not be able to achieve or sustain profitability.

OUR BUSINESS MAY SUFFER IF GROWTH IN THE USE OF THE INTERNET DECLINES

   Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Factors that may affect Internet usage or electronic commerce adoption include:

  . actual or perceived lack of security of information;

  . lack of access and ease of use;

  . inconsistent quality of service;

  . increases in access costs to the Internet;

  . actual or threatened computer "viruses" or other malicious code;

  . excessive governmental regulation or the imposition of taxation on Internet transactions;

  . uncertainty regarding intellectual property ownership;

  . reluctance to adopt new business methods; and

  . costs associated with the obsolescence of existing infrastructure.

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

  . our ability to obtain new and follow-on client engagements;

  . the number of working days in a period;

  . our ability to collect accounts receivable from some of our clients who may not pay us, may pay us only a portion of what we are owed, or may delay paying us for an extended period;

  . the introduction of new services or business models by us or our competitors;

  . changes in market conditions that could impact the value of securities owned by us or the value of our investment in Cambridge Technology Capital Fund I;

  . unanticipated negative outcomes of litigation involving us;

  . our ability to attract, train and retain skilled personnel in all areas of our business; and

  . our ability in a consistent and accurate manner to manage costs, including personnel costs and support services costs.

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

OUR BUSINESS MAY BE NEGATIVELY IMPACTED IF WE FAIL TO ACCURATELY ESTIMATE THE TIME AND RESOURCES NECESSARY FOR THE PERFORMANCE OF OUR SERVICES

   We derive a significant portion of our revenues from fixed-price, fixed-time contracts. Because of the complex nature of the services we provide, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we fail to accurately estimate the resources required for a project or fail to satisfy our contractual obligations in a manner consistent with the project plan, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources, which would negatively impact our operating results.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

   Many of our engagements involve information technology solutions that are critical to our clients' businesses. Any defects or errors in these solutions or failure to meet clients' specifications or expectations could result in:

  . delayed or lost revenues due to adverse client reaction;

  . requirements to provide additional services to a client at no charge;

  . negative publicity about us and our services, which could adversely affect our ability to attract or retain clients; and

  . claims for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by our insurance policies and which may not be limited by the contractual terms of our engagement.

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

   Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of professional service firms that provide Internet consulting or Internet software application design and implementation services or other businesses that complement our existing operations. Such acquisitions could involve a number of risks, including:

  . the diversion of the attention of management and other key personnel;

  . inability to effectively integrate the acquired business into our culture, client delivery methodology and other standards, controls, procedures and policies;

  . inability to retain the management, key personnel and other employees of the acquired business;

  . inability to retain the acquired Cambridge's customers;

  . client satisfaction problems with the acquired business that could affect our reputation; and

  . the amortization of goodwill, which may adversely affect our reported results of operations.

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

WE FACE INCREASED RISKS IN CONDUCTING BUSINESS ABROAD WHICH MAY DAMAGE OUR BUSINESS RESULTS

   We are a multi-national corporation with offices and subsidiaries around the world. We face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

  . costs and difficulties in staffing and managing international operations;

  . unexpected changes in and complexity of regulatory requirements;

  . increased tariffs and other trade barriers;

  . difficulties in enforcing contractual and intellectual property rights;

  . longer payment cycles;

  . local political and economic conditions;

  . potentially adverse tax consequences including, restrictions on repatriating earnings and the threat of "double taxation;" and

  . currency issues, including fluctuations in current exchange rates and the adoption of the Euro by many countries of the European Union.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Cambridge maintains investment portfolio holdings of various issuers, types and maturities. Cambridge's cash and equivalents include cash equivalents that Cambridge considers to be investments purchased with original maturities of three months or less. In addition, Cambridge holds investments in municipal and governmental securities with original maturities of one year or less, that are stated at amortized cost, which approximates fair value, and are classified as investments held to maturity. Given the short-term nature and investment grade quality of these investments at December 31, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of these securities. As a result, Cambridge does not currently hedge these interest rate exposures.

   Cambridge faces exposure to financial market risks, including adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Cambridge's financial results. Cambridge primary exposure has been related to local currency revenue and operating expenses in Europe, Japan, and Latin America. Historically, Cambridge has utilized foreign exchange forward contracts to hedge currency exposures associated with certain intercompany payables denominated in local currencies. At December 31, 2000, Cambridge held foreign exchange contracts with a contract value of $12.5 million that have maturities of one month. The goal of Cambridge's hedging activity is to offset the impact of currency fluctuations on certain local currency intercompany payables. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Cambridge could experience unanticipated currency gains or losses. Due the short-term maturities of its foreign exchange forward contracts Cambridge does not expect foreign currency exchange rate fluctuations to have a material impact on its operating results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  25

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  26

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999, and 1998....................................................  27

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999, and 1998.......................................  28

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999, and 1998....................................................  29

Notes to Consolidated Financial Statements...............................  30

Schedule II--Valuation and Qualifying Accounts...........................  73

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Technology Partners (Massachusetts), Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cambridge Technology Partners (Massachusetts), Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Cambridge's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 5, 2001, except for Note V
 as to which the date is March 12, 2001

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 66,723  $ 62,288
  Investments..............................................   29,987    28,659
  Accounts receivable, less allowances of $17,964 and
   $10,287 ................................................   96,537   122,056
  Unbilled revenue on contracts............................    8,813    13,181
  Income tax refund receivable.............................      --     15,286
  Deferred income taxes....................................   14,083       247
  Prepaid expenses and other current assets................   31,936    38,465
                                                            --------  --------
    Total current assets...................................  248,079   280,182


Property and equipment, net................................   44,310    53,127
Deferred income taxes......................................   33,938     3,619
Long-term investments......................................    8,094    34,499
Other assets...............................................    8,123     6,747
                                                            --------  --------
    Total assets........................................... $342,544  $378,174
                                                            ========  ========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $ 13,879  $ 13,845
  Accrued expenses.........................................   60,150    50,256
  Accrued restructuring costs..............................   11,933       --
  Deferred revenue.........................................    6,091     9,594
  Income taxes payable.....................................   24,822    27,340
                                                            --------  --------
    Total current liabilities..............................  116,875   101,035


Other long-term liabilities................................    1,250       103


Commitments and contingencies (see Note P)


Stockholders' equity:
  Preferred stock, par value $.01 per share, 2,000,000
   shares authorized;
   none issued and outstanding at December 31, 2000 and
   1999, respectively......................................      --        --
  Common stock, $.01 par value, 250,000,000 shares
   authorized; 63,492,236 and 62,065,028 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively............................................      635       621
  Additional paid-in capital...............................  171,782   159,738
  Retained earnings........................................   67,123   129,670
  Accumulated other comprehensive loss.....................  (13,458)   (9,331)
  Deferred compensation....................................   (1,663)   (3,662)
                                                            --------  --------
    Total stockholders' equity.............................  224,419   277,036
                                                            --------  --------
    Total liabilities and stockholders' equity............. $342,544  $378,174
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Years Ended December 31,
                                                -----------------------------
                                                  2000       1999      1998
                                                ---------  --------  --------
Revenues....................................... $ 586,564  $628,111  $612,041
Costs and expenses:
  Project costs................................   341,703   372,345   310,918
  General and administration...................   249,667   218,188   153,935
  Sales and marketing..........................    80,677    69,527    57,781
  Restructuring and other costs................    27,000       --        --
  Business combination costs...................       --        --      8,400
                                                ---------  --------  --------
    Total operating expenses...................   699,047   660,060   531,034
                                                ---------  --------  --------
Income (loss) from operations..................  (112,483)  (31,949)   81,007
Other income (expense):
  Interest income..............................     3,791     2,727     2,233
  Gain on investments..........................     5,063    31,784       798
  Gain on sale of assets.......................     7,661       --        --
  Foreign exchange gain (loss).................      (259)      856      (934)
                                                ---------  --------  --------
    Total other income.........................    16,256    35,367     2,097
                                                ---------  --------  --------
Income (loss) before income taxes..............   (96,227)    3,418    83,104
Provision (benefit) for income taxes...........   (33,680)    1,299    31,164
                                                ---------  --------  --------
Net income (loss).............................. $ (62,547) $  2,119  $ 51,940
                                                =========  ========  ========
Basic net income (loss) per share.............. $   (1.00) $    .04  $    .90
                                                =========  ========  ========
Diluted net income (loss) per share............ $   (1.00) $    .03  $    .83
                                                =========  ========  ========
Weighted average number of common shares
 outstanding--Basic............................    62,713    60,004    58,079
                                                =========  ========  ========
Weighted average number of common and common
 equivalent shares outstanding--Diluted........    62,713    61,745    63,301
                                                =========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                       Accumulated
                                           Additional     Other
                          Number of   Par   Paid-In   Comprehensive   Deferred   Earnings
                            Shares   Value  Capital   Income (Loss) Compensation Retained   Total
                          ---------- ----- ---------- ------------- ------------ --------  --------
Balance, December 31,
 1997.................... 56,649,420 $567   $ 75,400    $ (2,461)         --     $ 77,361  $150,867
 Comprehensive income
  (loss):
   Net income............        --   --         --          --           --       51,940    51,940
   Other comprehensive
    income (loss):
     Foreign currency
      translation
      adjustment.........        --   --         --         (446)         --          --       (446)
     Unrealized gain on
      investment, net of
      taxes..............        --   --         --        1,255          --          --      1,255
                                                                                           --------
   Other comprehensive
    income...............                                                                       809
                                                                                           --------
 Total comprehensive
  income.................                                                                    52,749
 Exercise of stock
  options................  1,975,616   20     18,656         --           --          --     18,676
 Tax benefit related to
  stock option
  exercises..............        --   --      12,238         --           --          --     12,238
 Shares issued under
  employee stock
  purchase plan..........    231,365    2      7,618         --           --          --      7,620
 Excell conversion to C
  Corporation............        --   --       1,750         --           --       (1,750)      --
                          ---------- ----   --------    --------      -------    --------  --------
Balance, December 31,
 1998.................... 58,856,401  589    115,662      (1,652)         --      127,551   242,150
 Comprehensive income
  (loss):
   Net income............        --   --         --          --           --        2,119     2,119
   Other comprehensive
    income (loss):
     Foreign currency
      translation
      adjustment.........        --   --         --       (6,489)         --          --     (6,489)
     Reclassification
      adjustment for gain
      on investment......        --   --         --       (1,255)                            (1,255)
     Unrealized gain on
      investment, net of
      taxes..............        --   --         --           65          --          --         65
                                                                                           --------
   Other comprehensive
    income (loss)........                                                                    (7,679)
                                                                                           --------
 Total comprehensive
  income (loss)..........                                                                    (5,560)
 Exercise of stock
  options................  2,462,864   25     29,767         --           --          --     29,792
 Tax benefit related to
  stock option
  exercises..............        --   --       1,690         --           --          --      1,690
 Shares issued under
  employee stock
  purchase plan..........    445,763    4      8,291         --           --          --      8,295
 Issuance of restricted
  stock to employee at
  par....................    300,000    3      4,328         --        (4,328)        --          3
 Amortization of
  deferred
  compensation...........        --   --         --          --           666         --        666
                          ---------- ----   --------    --------      -------    --------  --------
Balance, December 31,
 1999.................... 62,065,028  621    159,738      (9,331)      (3,662)    129,670   277,036
 Comprehensive
  income(loss):
   Net (loss)............        --   --         --          --           --      (62,547)  (62,547)
   Other comprehensive
    income (loss):
     Foreign currency
      translation
      adjustment.........        --   --         --       (3,714)         --          --     (3,714)
     Reclassification
      adjustment for loss
      on investments.....        --   --                   1,167          --          --      1,167
     Unrealized loss on
      investments, net of
      taxes..............        --   --         --       (1,580)         --          --     (1,580)
                                                                                           --------
   Other comprehensive
    income (loss)........                                                                    (4,127)
                                                                                           --------
 Total comprehensive
  income (loss)..........                                                                   (66,674)
 Exercise of stock
  options................    577,906    6      6,137         --           --          --      6,143
 Shares issued under
  employee stock
  purchase plan..........    571,775    5      4,887         --           --          --      4,892
 Issuance of shares to
  acquire OSIX...........    277,527    3      1,020         --           --          --      1,023
 Amortization of
  deferred
  compensation...........        --   --         --          --         1,999         --      1,999
                          ---------- ----   --------    --------      -------    --------  --------
Balance, December 31,
 2000.................... 63,492,236 $635   $171,782    $(13,458)     $(1,663)   $ 67,123  $224,419
                          ========== ====   ========    ========      =======    ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................  $(62,547) $  2,119  $ 51,940
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Provision for losses on accounts receivable...    23,266    12,487     4,303
  Depreciation and amortization.................    24,176    16,609    12,846
  Stock based compensation......................     1,999       666       --
  Non-cash restructuring costs..................    27,000       --        --
  Tax benefit from exercise of stock options....       --      1,690    12,238
  Gain on investments...........................    (5,063)  (31,784)     (798)
  Gain on sale of assets........................    (7,661)      --        --
  Change in deferred income taxes...............   (44,155)   (2,746)   (1,096)
  Changes in assets and liabilities, excluding
   effect of acquisition of OSIX:
   Decrease (increase) in accounts receivable...     3,998    (8,803)  (31,877)
   Decrease (increase) in unbilled revenue on
    contracts...................................     3,986    (2,766)   (1,880)
   Decrease (increase in income tax refund
    receivable..................................    15,286   (15,286)      --
   Decrease (increase) in prepaid expenses and
    other current assets........................     5,368    (5,957)   (5,214)
   Decrease (increase) in other assets..........       193     7,515    (6,689)
   Increase (decrease) in accounts payable......       259    (1,640)   (3,422)
   Increase in accrued expenses.................     6,942     5,226     8,331
   Decrease in accrued restructuring costs......   (10,681)      --        --
   (Decrease) increase in deferred revenue......    (3,464)   (1,223)    1,359
   Increase in other long-term liabilities......     1,250       --        --
   Increase (decrease) in income taxes payable..    (2,618)   (5,235)   11,165
                                                  --------  --------  --------
     Net cash provided by (used in) operating
      activities................................   (22,466)  (29,128)   51,206
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment.............   (20,191)  (21,377)  (24,048)
Purchase of investments.........................   (64,624)  (39,736)  (33,877)
Proceeds from investments.......................    94,434    36,229    23,194
Proceeds from the sale of assets................     7,655       --        --
Acquisition of OSIX Pty Ltd.....................      (525)      --        --
                                                  --------  --------  --------
     Net cash provided by (used in) investing
      activities................................    16,749   (24,884)  (34,731)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases..      (139)     (170)   (1,013)
Dividend distributions..........................       --        --     (1,193)
Proceeds from employee stock purchase plan......     4,892     8,295     7,620
Proceeds from exercise of stock options.........     6,143    29,792    18,676
                                                  --------  --------  --------
     Net cash provided by financing activities..    10,896    37,917    24,090
                                                  --------  --------  --------
Effect of foreign exchange rate changes on
 cash...........................................      (744)   (1,668)     (163)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................     4,435   (17,763)   40,402
Cash and cash equivalents at beginning of
 period.........................................    62,288    80,051    39,649
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $ 66,723  $ 62,288  $ 80,051
                                                  ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

 Business Description

   Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge") performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes--the information technology that defines the "New Economy." Founded in 1991, Cambridge provides strategic and management consulting as well as systems integration services to transform its clients into e-Businesses. Working in collaboration with large corporations and high-velocity middle market companies, Cambridge combines a deep understanding of New Economy issues with integrated, end-to-end services, and a proven track record of shared risk and rapid delivery.

 Principles of Consolidation and Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Cambridge and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

   Effective September 30, 2000, Cambridge eliminated the "other costs" line in its consolidated statements of operations in order to conform to the financial reporting presentation of other entities within Cambridge's industry. Cambridge had historically reported an "other costs" line which included the costs of idle time for project personnel, facility and telecommunications costs, and non-project related travel costs. Idle time costs are now included in project costs while facility, telecommunications, and non-project related travel costs are included in general and administrative costs. This reclassification of costs within operating expenses did not have any effect on the previously reported operating income.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose carrying amount approximates market value due to the short maturity of the investments.

 Investments

   Cambridge's investments in debt and equity securities, with readily determinable fair market values, are categorized as either held-to-maturity or available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Gain or loss on these investments is calculated using the specific identification method.

   Cambridge invests its excess cash balances in short-term marketable securities, consisting of government and municipal bonds. At December 31, 2000 and 1999, all of Cambridge's marketable debt securities were classified as "held-to-maturity." These securities are reported at amortized cost, which approximates fair market value.

   Cambridge also owns both limited and general partnership interests in the Cambridge Technology Capital Fund I L.P. (the "Fund"). Cambridge's ownership interest in the Fund, of approximately 24%, is accounted for under the equity method, as Cambridge does have the ability to exercise significant influence over the operating decisions of the Fund. Under this method, Cambridge's share of income or losses of the Fund are reported in gain on investments in the consolidated statement of operations. The valuation of the investment in the Fund is accounted for using fair value accounting and the carrying-value of Cambridge's investment is included in long-term investments.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   As a result of Fund distributions, Cambridge also holds investments in publicly-traded equity securities. Such investments, which are included in short-term investments at December 31, 2000 and long-term investments at December 31, 1999, are classified as available-for-sale. All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income in shareholders' equity, net of related tax effects.

   As part of its strategic investment initiatives, Cambridge also invests in private equity securities. These investments, which are included in long-term investments, are accounted for under the cost method, as Cambridge does not have the ability to exercise significant influence over operating decisions of the investee. These investments are also reviewed regularly for impairment.

   On a quarterly basis, Cambridge determines whether a decline in fair value of its public equity securities is other-than-temporary. If a decline in the fair value of an equity security below Cambridge's cost basis is determined to be other-than-temporary, such equity security is written down to its estimated fair value with a charge to current earnings. With respect to Cambridge's private equity securities, Cambridge recorded a $1.4 million impairment charge to adjust the carrying value of these investments down to estimated fair value. Cambridge has concluded that all unrealized losses on available-for-sale publicly-traded equity securities at December 31, 2000 are temporary in nature. Cambridge expects that the market value of such investments will recover to at least Cambridge's cost basis within a reasonable period of time. Should any portion of these unrealized losses subsequently be determined to be other than temporary, Cambridge would be required to record the related amount as a charge to current earnings.

 Property and Equipment

   Property and equipment are stated at cost. Repairs and maintenance costs are charged to operations when incurred, while betterments are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful life of equipment is three to five years, furniture and fixtures is five to seven years, motor vehicles is four years and software is three to five years. Leasehold improvements are amortized over the shorter of its useful life or the term of the lease. Buildings are being depreciated over an estimated useful life of forty years. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation is removed from the accounts and any gain or loss is reflected in net income.

 Internal-Use Software Development Costs

   In accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", Cambridge capitalizes internal and external costs incurred to develop internal-use computer software during the application development stage. Capitalized costs, which are included in fixed assets on the consolidated balance sheets, include direct external costs of applications and services consumed in developing or obtaining internal-use computer software and internal payroll and payroll related costs for employees who directly devote time to the internal-use computer software project. Once the software is placed into service, the capitalized costs are amortized on a straight-line basis over the expected useful life of the software, generally two to five years.

 Intangible Assets

   In accordance with Statement of Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. In the event of impairment,

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

Cambridge measures the amount of such impairment by comparing the discounted future cash flows associated with the underlying assets to the then current net book value. If an impairment is determined to exist, the net book value of the asset would be reduced accordingly. The cash flow estimates used to assess impairment contain management's best estimates, using appropriate and customary assumptions and projections at the time.

 Income Taxes

   Cambridge recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using the expected tax rates in the year in which the differences are expected to reverse. Cambridge may provide a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

 Revenue Recognition

   Cambridge recognizes revenue on both fixed price and time and material contracts only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenues from fixed price contracts are recognized on the percentage of completion method, using the cost-to-cost method to measure the percent complete, in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Product-Type Contracts". The cumulative impact of any revision in estimates of the percent complete is generally reflected in the period in which the changes become known. To date, Cambridge has not recorded a significant adjustment caused by the failure to accurately estimate the costs, scope or duration of a fixed price contract. Losses on projects in progress are recognized when known. Net revenues exclude reimbursable expenses charged to clients. Revenues from package software evaluation and implementation services are recognized when the services are provided.

   Deferred revenue consists of amounts received or billed in advance of services to be provided. Unbilled revenue represents amounts recognized based on services performed in advance of billings in accordance with contract terms.

 Legal and Loss Contingency Costs

   Cambridge records legal costs at the time services are rendered. In accordance Statement of Financial Accounting Standards Statement No. 5 "Accounting for Contingencies", Cambridge records loss contingency costs when it is probable that an asset has been impaired or a liability had occurred and the amount of loss can be reasonably estimated.

 Advertising Costs

   Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $7.6 million, $1.1 million and $.7 million, respectively.

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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

 Stock-Based Compensation

   Statement of Financial Accounting Standards Statement No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income and net income per share in the notes to the financial statements. Cambridge applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for Cambridge's stock option plans.

 Translation of Foreign Currencies and Foreign Exchange Transactions

   For foreign operations, the functional currency is the applicable local currency. The translation of the functional currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the reporting period. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations.

 Other Comprehensive Income

   Statement of Financial Accounting Standards Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income" requires that all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners be reported in the financial statements. Accordingly, Cambridge reports the change in currency translation adjustments and net gain or loss from investments available for sale in the consolidated statements of stockholders'equity.

 Derivative Instruments and Hedging Activities

   Cambridge maintains foreign exchange forward contracts to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. The contracts generally have maturities of one month. The impact of exchange rate movements on contracts is recorded in other income in the period in which the exchange rates change, generally consistent with the term of the contract. As of December, 31, 2000 and 1999, Cambridge held foreign exchange forward contracts with contract values of approximately $12.5 million and $10.2 million, respectively, and there were no related deferred gains and losses. As of December 31, 2000, Cambridge maintained foreign exchange contracts to mitigate the risk of changes in Swiss francs, British pounds, Japanese yen, European Euro, Swedish krona and Australian dollars. Cambridge does not hold foreign exchange contracts for trading purposes. Net cash flows from forward contracts are recorded when the gain or loss is recorded when each contract matures.

 Financial Instruments and Concentration of Credit Risk

   Cambridge's financial instruments consist primarily of cash and cash equivalents, investments, trade receivables, trade payables and forward exchange contracts. The carrying amounts of cash and cash equivalents, investments, trade receivables, and trade payables approximate fair market value due to the short maturity of these investments. Based on year-end exchange rates, Cambridge estimates the aggregate contract value of forward exchange contracts to be representative of the fair values of the instruments. Cambridge may be exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. Cambridge continually monitors its positions and credit ratings of its counterparties and limits the amount of contracts it enters into with any one party.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Cambridge performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. For 2000, Microsoft Corp. accounted for approximately 5% of total revenues. No single customer accounted for 5% or more of total revenues for the years ended 1999 and 1998.

 Risks and Uncertainties

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to provide estimates and assumptions that affect the amounts reported in the financial statements and the related footnotes. Actual results could differ from those estimates and may impact future results of operations and cash flows. Estimates are inherent in determining revenue recognition and associated profits under the percentage of completion method. The value of Cambridge's investments in marketable securities and investment in the Fund may be subject to significant volatility resulting from fluctuations in capital markets.

 New Accounting Pronouncements

   In June 2000, the Statement of Financial Accounting Board issued Financial Accounting Standards No. 138, ("SFAS 138"), "Accounting for Certain Derivative Instruments--an amendment of SFAS 133." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). The only derivative instruments maintained by Cambridge are foreign exchange forward contracts that will be classified as fair value foreign currency hedges. Cambridge will adopt this standard in the first quarter of 2001 and does not expect the adoption of SFAS 133 to have a material impact on its financial position or statements of operations.

B. Restructuring and Other Costs

   During 2000, Cambridge approved and implemented restructuring programs that resulted in a charge of $27.0 million for restructuring and other costs. In the third quarter of 2000, Cambridge recorded a charge for restructuring and other costs of $22.0 million, primarily in connection with the elimination of 423 positions and an initiative to reduce space requirements in both the corporate headquarters and North American field locations. The $22.0 million of costs include $9.2 million of severance costs, $6.2 million to write-down leasehold improvements and office equipment, $4.1 million to close or sublease existing offices, and $2.5 million of other associated costs. Staff reductions included 306 billable staff and 117 non-billable staff, of which 298 were terminated by December 31, 2000 with the remainder to be terminated by September 30, 2001.

   In the fourth quarter of 2000, Cambridge recorded $5.0 million of additional restructuring costs. This restructuring charge, which consists only of severance costs, was designed primarily to further balance current delivery capacity and infrastructure with demand by eliminating 240 billable and 40 non-billable positions by June 30, 2001.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   The amounts accrued and charged against the established provisions described above were as follows (in thousands):

                                      Employee    Asset                Other
                                     Termination Write-      Lease      Exit
                            Total       Costs     downs   Abandonments Costs
                           --------  ----------- -------  ------------ ------
Third quarter 2000
 provision................ $ 22,000    $ 9,165   $ 6,170    $ 4,100    $2,565
Less:
Cash payments and asset
 write-downs..............  (10,681)    (5,748)   (1,784)    (1,071)   (2,078)
                           --------    -------   -------    -------    ------
Balance of third quarter
 2000 provision at
 December 31, 2000........   11,319      3,417     4,386      3,029       487
                           --------    -------   -------    -------    ------
Fourth quarter 2000
 provision................    5,000      5,000       --         --        --
Less:
Cash payments and asset
 write-downs..............      --         --        --         --        --
                           --------    -------   -------    -------    ------
Balance of fourth quarter
 2000 provision at
 December 31, 2000........    5,000      5,000       --         --        --
                           --------    -------   -------    -------    ------
Total accrued balance at
 December 31,2000......... $ 16,319    $ 8,417   $ 4,386    $ 3,029    $  487
                           ========    =======   =======    =======    ======

   The total reserve for asset write downs of $4.4 million is reported in property and equipment, net in the consolidated balance sheets. The remaining $11.9 million of accrued restructuring costs is reported on its own line in the consolidated balance sheets.

C. Acquisitions

   In November 2000, Cambridge acquired the assets of OSIX Pty Ltd ("OSIX"). The purchase was completed through an initial exchange of $525,000 in cash and 277,527 shares of Cambridge's common stock, with a value of $1.1 million. The purchase price of $1.6 million was allocated as follows, $0.1 million to property and equipment and $1.5 million to goodwill which is being amortized over 5 years on a straight-line basis. Approximately $1.0 million of shares of Cambridge's common stock may need to be issued as additional consideration at future dates if certain revenue and earnings targets are met. The contingent consideration will be recorded as additional goodwill in the period that the performance criteria are met and will be amortized over the remaining period of the expected benefit. Founded in 1991, and based in Australia, OSIX specialized in IBM Platform consulting, NT Platform, infrastructure consulting, and project and program management. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired business have been included in Cambridge's consolidated results of operations since the date of acquisition. The financial position and results of operations of the acquired business were not material compared to Cambridge's consolidated financial position and results of operations and therefore pro forma results are not presented.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

D. Investments

   The following is a summary of investments (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Municipal obligations..................................... $11,020 $28,659
     Government securities.....................................  18,948     --
     Public equity securities..................................      19     --
                                                                ------- -------
       Total short-term investments............................  29,987  28,659
                                                                ======= =======
     Private equity securities.................................   1,875     --
     Public equity securities..................................     --    1,310
     Equity method investment in limited partnership fund......   6,219  33,189
                                                                ------- -------
       Total long-term investments............................. $ 8,094 $34,499
                                                                ======= =======

   Public equity securities had a cost basis of $592,000 and an unrealized loss of $372,000, net of taxes at December 31, 2000 and a cost basis of $1.2 million and an unrealized gain of $65,000, net of taxes at December 31, 1999.

   For the year ended December 31, 2000, Cambridge recorded a net realized loss on the sale of public equity securities of $1.2 million, comprised of gross realized losses of $6.8 million and gross realized gains of $5.6 million. For the year ended December 31, 1999, Cambridge recorded a realized gain of $2.2 million related to the sale of one public equity security. Cambridge did not sell any of its public equity securities in the year ended December 31, 1998. The specific identification method was used to determine cost for the purpose of recording realized gains and losses.

E. Accounts Receivable

   Accounts receivable consists of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
     Contracts in process.................................... $ 47,739 $ 64,443
     Completed contracts.....................................   66,762   67,900
                                                              -------- --------
                                                               114,501  132,343
     Less: Allowance for doubtful accounts...................   17,964   10,287
                                                              -------- --------
                                                              $ 96,537 $122,056
                                                              ======== ========

F. Prepaid Expenses and Other Current Assets

   Other current assets consists of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Client reimbursable expenses.............................. $15,924 $22,430
     Prepaid expenses and other current assets.................  16,012  16,035
                                                                ------- -------
                                                                $31,936 $38,465
                                                                ======= =======

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

G. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                2000     1999
                                                               ------- --------
     Land and building........................................ $ 1,306 $  1,414
     Equipment................................................  53,686   66,912
     Furniture and fixtures...................................  13,546   14,662
     Leasehold improvements...................................  21,151   16,569
     Motor vehicles...........................................     519      690
     Software and other.......................................   1,086      897
                                                               ------- --------
       Total cost.............................................  91,294  101,144
     Less accumulated depreciation............................  46,984   48,017
                                                               ------- --------
                                                               $44,310 $ 53,127
                                                               ======= ========

   Depreciation expense for 2000, 1999, and 1998 was $22.5 million, $15.6 million, and $11.9 million, respectively.

H. Accrued Expenses

   Accrued expenses consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Accrued bonus............................................. $10,745 $ 4,472
     Accrued payroll taxes and benefits........................  15,744  17,205
     Accrued accounts payable..................................   7,053   8,751
     Accrued value added tax...................................   2,950   4,725
     Other ....................................................  23,658  15,103
                                                                ------- -------
                                                                $60,150 $50,256
                                                                ======= =======

I. Revolving Credit Facility

   In September 1998, Cambridge obtained a $50.0 million unsecured senior revolving credit facility (the "Facility") through a syndication arrangement committed equally by Chase Manhattan Bank and Fleet National Bank. To date, Cambridge never used the Facility. In December 2000, Cambridge terminated the Facility in order to eliminate the commitment fees required by the Facility.

J. Stockholders' Equity and Other Stock-Related Information

 Stock Option Plans

   Under Cambridge's amended 1991 Stock Option Plan (the "1991 Option Plan"), Cambridge may grant incentive stock options to employees and nonqualified stock options to employees, directors, officers, and other key individuals. The 1991 Option Plan authorizes the grant of nonqualified options for up to 23.0 million shares of Cambridge's common stock. The Management Resource Committee (the "MRC") of the Board of Directors administers the 1991 Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the 1991 Option Plan prior to 1997 generally vest ratably over a 48 month period and

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

expire ten years from the date of grant. Options granted under the 1991 Option Plan in 1997 and thereafter generally vest ratably over a 48 month period and expire in installments five to eight years from the date of grant. At December 31, 2000, 1999, and 1998, there were 10,034,158, 9,939,985, and 13,204,447 options outstanding, respectively, under the 1991 Option Plan. At December 31, 2000, 1999, and 1998, options to purchase 4,393,349, 4,906,435, and 4,725,224 shares, respectively, were exercisable under the 1991 Option Plan.

   During 1995, Cambridge established the 1995 Non-employee Director Stock Option Plan ("Non-employee Director Option Plan"). The Non-employee Director Stock Option Plan authorizes the grant of nonqualified options for up to 150,000 shares of Cambridge's common stock. Each member of Cambridge's Board of Directors who was neither (i) an employee nor an officer of Cambridge or Safeguard Scientific, Inc. ("Safeguard") nor (ii) an affiliate of Technology Leaders II L.P. or any related entity, and was serving on Cambridge's Board of Directors on March 21, 1995, was granted an option to purchase 30,000 shares of Cambridge's common stock. Each person who is neither (i) an employee nor an officer of Cambridge or Safeguard nor (ii) an affiliate of Technology Leaders II L.P. or any related entity, and who is first elected to the Board of Directors after March 21, 1995, is automatically granted, on the date of such election without further action by the Board of Directors, an option to purchase 30,000 shares of Cambridge's common stock. Options granted under the Non-employee Director Option Plan generally vest ratably over a 48 month period and expire ten years from the date of grant. At December 31, 2000, 1999 and 1998 there were 103,000 options outstanding under the 1995 Option Plan. At December 31, 2000, 1999 and 1998, options to purchase 103,000, 103,000, and
95,136 shares, respectively, were exercisable under the Non-employee Director Option Plan.

   In November 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Option Plan") under which Cambridge may grant nonqualified stock options to purchase up to 450,000 shares of common stock to employees (other than officers) and consultants of Cambridge. The MRC administers the 1997 Option Plan, subject to approval by the Board of Directors with respect to certain matters. Options granted under the 1997 Option Plan generally vest ratably over a 48 month period and expire in installments five to eight years from the date of grant. At December 31, 2000, 1999, and 1998, there were 91,511, 130,680, and 139,095 options outstanding, respectively, under the 1997 Option Plan. At December 31, 2000, 1999 and 1998, options to purchase 69,237, 64,882 and 34,773 shares, respectively, were exercisable under the 1997 Option Plan.

   In October 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Option Plan") under which Cambridge may grant nonqualified stock options to purchase up to 5.0 million shares of Cambridge's common stock to employees of Cambridge and other key individuals other than members of the Board of Directors or officers of Cambridge. In December 1999 Cambridge's Board of Directors amended the 1998 Option Plan to increase the number of shares of common stock authorized for issuance under the 1998 Option Plan from 5.0 million to 11.5 million. The MRC administers the 1998 Option Plan. In June 2000, the Option Grant Committee, consisting of the President and Chief Executive Officer of Cambridge, was approved by the Board of Directors and was given the power to grant shares to employees. Unless otherwise provided by the MRC at the time of grant, options granted under the 1998 Option Plan vest ratably over a 48 month period and expire four years from the last vesting date in each year. At December 31, 2000, 1999 and 1998, there were 8,124,282, 6,886,401 and 1,905,182 options outstanding, respectively, under the 1998 Option Plan. At December 31, 2000, 1999 and 1998, options to purchase 1,476,865, 1,203,854 and 31,732 shares, respectively, were exercisable under the 1998 Option Plan.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Stock option activity under Cambridge's stock option plans is summarized as follows:

                                                                     Weighted
                                                                     Average
                                                       Option     Exercise Price
                                                       Shares       Per Share
                                                     -----------  --------------
     Outstanding at December 31, 1997...............  12,057,140     $ 20.16
       Granted......................................  12,189,805       22.14
       Exercised....................................  (1,975,616)      (9.39)
       Canceled.....................................  (6,919,605)     (33.65)
                                                     -----------     -------
     Outstanding at December 31, 1998...............  15,351,724       17.39
       Granted......................................   8,512,910       18.72
       Exercised....................................  (2,462,864)     (12.10)
       Canceled.....................................  (4,341,704)     (18.86)
                                                     -----------     -------
     Outstanding at December 31, 1999...............  17,060,066       18.44
       Granted......................................   9,872,035        7.25
       Exercised....................................    (577,906)     (10.63)
       Canceled.....................................  (8,001,244)     (18.42)
                                                     -----------     -------
     Outstanding at December 31, 2000...............  18,352,951     $ 12.71
                                                     ===========     =======

   In October 1998, in order to re-establish the incentive nature of outstanding stock options with exercise prices greater than the then current fair market value of Cambridge's common stock, Cambridge offered to holders of outstanding stock options granted on or after April 24, 1997 the opportunity to exchange those options for options covering an equivalent number of shares with an exercise price of $15.50 per share, the then current fair market value. The Chief Executive Officer and directors of Cambridge were not eligible to participate in the exchange. The table above reflects the cancellation and re-issuance of options to purchase 5,236,670 shares of common stock in 1998 in connection with the option exchange. The new options vest in accordance with the vesting schedule of the options they replaced, but were not exercisable until October 15, 1999, in the case of Cambridge's executive vice presidents, senior vice presidents, vice presidents, and associate vice presidents, and until April 15, 1999, in the case of all other employees who participated in the option exchange.

   The following summarizes information about Cambridge's stock options outstanding at December 31, 2000:

                Options Outstanding                   Options Exercisable
- ----------------------------------------------------- --------------------
                            Weighted Average Weighted             Weighted
                               Remaining     Average              Average
   Range of       Number      Contractual    Exercise   Number    Exercise
Exercise Price  Outstanding       Life        Price   Exercisable  Price
- --------------  ----------- ---------------- -------- ----------- --------
$  .16--$ 3.38   3,294,956     9.3 Years      $1 .83     953,331   $ 1.68
  3.63-- 11.75   4,348,394     7.3 Years        7.47     294,484     8.83
 13.75-- 17.25   6,725,991     5.7 Years       15.12   3,060,761    15.47
 22.50-- 33.00   3,902,629     6.0 Years       23.09   1,687,603    22.93
 34.00-- 49.60      80,981     4.8 Years       36.06      62,443    36.05
- --------------  ----------     ---------      ------   ---------   ------
$  .16--$49.60  18,352,951     6.8 Years      $12.71   6,058,622   $15.27
==============  ==========     =========      ======   =========   ======

   The weighted average per share exercise price of Cambridge's exercisable stock options for the years ended December 31, 1999 and 1998 was $16.89 and $13.59, respectively.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Cambridge applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for Cambridge's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Cambridge's consolidated net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated as follows for the years ended December 31, 2000, 1999, and 1998 (in thousands except per share data):

                                                      2000      1999     1998
                                                    --------  --------  -------
As reported net income (loss)...................... $(62,547) $  2,119  $51,940
SFAS 123 pro forma net income (loss)............... $(88,086) $(15,046) $24,133
Net income (loss) per share:
  As reported basic net income (loss) per share.... $  (1.00) $    .04  $   .90
  SFAS 123 pro forma basic net income (loss) per
   share........................................... $  (1.40) $   (.25) $   .42
  As reported diluted net income (loss) per share.. $  (1.00) $    .03  $   .83
  SFAS 123 pro forma diluted net income (loss) per
   share........................................... $  (1.40) $   (.25) $   .38

   The following weighted average assumptions were used by Cambridge to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

                                                         2000    1999    1998
                                                        ------- ------- -------
Expected volatility...................................      77%     73%     52%
Average expected option life..........................  4 Years 4 Years 4 Years
Average expected life for employee stock purchase plan
 shares...............................................  .5 Year .5 Year .5 Year
Risk-free interest rate...............................     6.0%    5.8%    4.5%
Dividend yield........................................       0%      0%      0%

   The weighted average grant date fair value of options granted under the stock option plans was $4.45 in 2000, $11.13 in 1999, and $8.80 in 1998. The weighted average fair value of shares issued under the employee stock purchase plan was $7.75 in 2000, $7.83 in 1999, and $13.40 in 1998. The pro forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which is approximately four years, while the fair value assigned to grants under the Employee Stock Purchase Plan was recognized in full at the various dates of grant.

 Employee Stock Purchase Plan

   On December 14, 1994, the Board of Directors adopted Cambridge's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which was subsequently approved by stockholders at the annual meeting of stockholders in May 1995. Cambridge has authorized 1,500,000 shares of Cambridge's common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. Each participating employee may purchase up to 1,500 shares per payment period and purchases by any one employee may not exceed $25,000 in fair market value of the stock purchased in any one year. The purchases are made twice per year at a price equal to the lesser of (i) 85% of the average market price of Cambridge' common stock on the first business day of the payment period and (ii) 85% of the average market price of Cambridge's common stock on the last day of the payment period. Annual payment periods consist of two six-month periods, January 15 through July 14 and July 15 through January
14. For the years ended December 31, 2000, 1999, and 1998, 571,775, 445,763, and 231,365 shares of common stock, respectively, were issued under the Stock Purchase Plan. The Stock Purchase Plan terminated after the July 14, 2000 purchase in accordance with its terms.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

 Restricted Stock

   On August 27, 1999 the Board of Directors approved the issuance of 300,000 shares of restricted stock to the Chief Executive Officer at par value. As of December 31, 2000, 100,000 shares were vested. The remaining restricted stock will vest as follows (i) 100,000 shares on the earlier to occur of either July 31, 2002 or the first date on which the closing price of Cambridge's common stock equals or exceeds $28.876 and (ii) 100,000 shares on the earlier to occur of either January 31, 2003 or the first date on which the closing price of Cambridge's common stock equals or exceeds $36.095. In addition, all unvested shares will vest immediately upon a change in control of Cambridge or upon termination of the Chief Executive Officer's employment. Cambridge recorded deferred compensation of $4.3 million related to the hiring of its Chief Executive Officer and compensation expense of $2.0 million and $0.7 million was recognized for the years ended December 31, 2000 and 1999, respectively.

 Preferred Stock

   Cambridge's certificate of incorporation was amended and restated, in December 1992, to increase the number of authorized shares of capital stock to include two million shares of preferred stock, par value $.01 per share, in one or more series. The Board of Directors is authorized, subject to certain limitations prescribed by law, to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series. Cambridge has not issued and, except pursuant to the preferred stock purchase rights described in the Rights Plan section of this note, has no present plans to issue any shares of preferred stock.

 Rights Plan

   On June 23, 1997, the Board of Directors of Cambridge approved and adopted a Rights Plan pursuant to a Rights Agreement which was amended on September 30, 1998, and in connection therewith, declared a dividend of one preferred stock purchase right for each outstanding share of Cambridge's common stock, which dividend was paid on July 3, 1997 to holders of record of Cambridge at the close of business on July 3, 1997. One preferred stock purchase right is also attached to each share of Cambridge's common stock issued after July 3, 1997. The rights are not presently transferable separate from the share of common stock with respect to which they were issued. The rights are subject to adjustment and become exercisable upon the occurrence of certain events described in the Rights Agreement. In general, Cambridge is entitled to redeem the rights at $.01 per right. The rights will expire on June 23, 2007, unless earlier redeemed or exchanged. As part of the Rights Plan, Cambridge designated 100,000 shares of its preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the rights. On March 12, 2001, Novell, Inc. ("Novell") announced it had entered into a definitive agreement to acquire Cambridge (See Note V). On March 12, 2001, the Board of Directors of Cambridge approved an amendment to the Rights Agreement that rendered the Rights Plan inapplicable to the contemplated Novell transaction.

 Excell Phantom Stock Plan

   Excell Data Corporation ("Excell") maintained a 1996 Class I Phantom Stock Plan ("Phantom Plan") under which Excell granted nonqualified phantom stock units to qualifying employees. The Phantom Plan entitled a holder to surrender the units for cash equal to the defined per-unit amount derived from net income of Excell over the holding period of the units. The Phantom Plan also provided for a five-year vesting period along with other restrictions regarding redemption. The Phantom Plan also contained provisions related to payments to holders of units based on a defined market value if Excell was sold or a major change in ownership (collectively a "change in control") occurred, as defined under the Phantom Plan agreement. The acquisition of Excell by Cambridge qualified as a change in control under the Phantom Plan. As a result, upon consummation of the acquisition, Cambridge recorded a charge to operations of $6.7 million for the year ended

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

control") occurred, as defined under the Phantom Plan agreement. The acquisition of Excell by Cambridge qualified as a change in control under the Phantom Plan. As a result, upon consummation of the acquisition, Cambridge recorded a charge to operations of $6.7 million for the year ended December 31, 1998, which is included in business combination costs, representing amounts owed to Phantom Plan participants as of the closing date of the Excell acquisition. In accordance with the Phantom Plan terms, as a result of the acquisition, the Phantom Plan was terminated.

K. Accumulated Other Comprehensive Loss

   The following table presents the components of accumulated other comprehensive loss for the years ended December 31, 2000 and 1999 (in thousands):

                                                          Gain (Loss)
                                                          on Foreign
                                             Unrealized    Currency
                                            Gain (Loss)   Translation
                                           on Investments Adjustments  Total
                                           -------------- ----------- --------
Balance at December 31, 1998..............     $1,255      $ (2,907)  $ (1,652)
Net investment activity...................     (1,190)          --      (1,190)
Currency translation adjustment:
  Translation adjustment..................        --         (5,713)    (5,713)
  Unrealized loss on long-term
   intercompany balances..................        --           (776)      (776)
                                               ------      --------   --------
Total currency translation adjustment.....        --         (6,489)    (6,489)
                                               ------      --------   --------
Balance at December 31, 1999..............         65        (9,396)    (9,331)
Net investment activity...................       (413)          --        (413)
Currency translation adjustment:
  Translation adjustment..................        --         (1,796)    (1,796)
  Unrealized loss on long-term
   intercompany balances..................        --         (1,918)   (1,918)
                                               ------      --------   --------
Total currency translation adjustment.....        --         (3,714)    (3,714)
                                               ------      --------   --------
Balance at December 31, 2000..............     $ (348)     $(13,110)  $(13,458)
                                               ======      ========   ========

   For the year ended December 31, 1998 the loss from currency translation adjustments was $446,000 comprised of a $344,000 translation adjustment loss and a $102,000 unrealized loss from the fluctuations of exchange rates related to foreign currency denominated long-term intercompany balances.

L. Lease Commitments

   In January 1998, Cambridge entered into a lease for an approximately 177,000 square foot building, which is located in Cambridge, Massachusetts, and houses Cambridge's Northeast operations, new employee training facility, and corporate departments. The lease agreement is for a ten-year period, which commenced in June 1999, and is renewable for two additional five-year terms. As part of Cambridge's restructuring plans initiated in 2000, Cambridge has subleased approximately 22,000 square feet of this building effective January 2001 and is trying to sublease another 44,000 square feet.

   On June 4, 1992, Cambridge entered into, among other building and equipment leases, a lease for a building in Cambridge, Massachusetts. This facility previously housed part of its Northeast operations and corporate headquarters. The building is owned by a trust, the sole beneficiary of which is the Chairman of the Board of Directors of Cambridge. The initial lease term expires in August 2007. Beginning in 1999, this facility is being subleased through its remaining lease term.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Minimum future net lease commitments under non-cancelable operating leases for buildings and equipment in effect at December 31, 2000, are presented as follows (in thousands):

       2001........................................................... $ 20,667
       2002...........................................................   18,997
       2003...........................................................   16,598
       2004...........................................................   13,662
       2005...........................................................   10,812
       Thereafter.....................................................   53,972
                                                                       --------
         Total minimum lease payments................................. $134,708
                                                                       ========

   For the years ended December 31, 2000, 1999, and 1998, rental expense under all leases was approximately $19.6 million, $17.0 million and $15.6 million, respectively, of which approximately $1.1 million, $833,000 and $814,000, respectively, were paid to the trust described above.

M. Income Taxes

   The components of income (loss) before income taxes and the related provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998 are presented below (in thousands):

                                                     2000       1999     1998
                                                   ---------  --------  -------
Income (loss) before income taxes:
  Domestic........................................ $(109,295) $(25,435) $57,071
  Foreign.........................................    13,068    28,853   26,033
                                                   ---------  --------  -------
                                                   $ (96,227) $  3,418  $83,104
                                                   =========  ========  =======
Provision (benefit) for income taxes:
  Current:
    Federal....................................... $     --   $ (7,098) $19,955
    Foreign.......................................     5,161    11,143    9,682
    State.........................................       --        --     2,623
                                                   ---------  --------  -------
                                                       5,161     4,045   32,260
  Deferred:
    Federal.......................................   (38,841)   (2,530)  (1,009)
    Foreign.......................................       --        --       --
    State.........................................       --       (216)     (87)
                                                   ---------  --------  -------
                                                     (38,841)   (2,746)  (1,096)
                                                   ---------  --------  -------
  Total........................................... $ (33,680) $  1,299  $31,164
                                                   =========  ========  =======

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Cambridge's deferred tax assets and (liabilities) are comprised of the following as of December 31, 2000 and 1999 (in thousands):

                                                               2000      1999
                                                             ---------  -------
     Net operating losses...................................  $ 21,481  $ 7,677
     Bad debt reserves......................................     4,337    1,196
     Vacation accrual.......................................       283    1,493
     Contract reserves......................................     3,047    1,353
     Research credits.......................................     9,820    5,570
     Fixed asset depreciation...............................     6,866   (1,567)
     Cash to accrual adjustments............................      (329)    (615)
     Unrealized gain on investment..........................    (2,503) (11,505)
     Accrued restructuring and other costs..................     5,070      --
     Other accruals.........................................       (51)     264
                                                             ---------  -------
                                                             $  48,021  $ 3,866
                                                             =========  =======

   The Company has recorded a deferred tax asset of $48.0 million reflecting the benefit of $21.5 million in net operating loss carryforwards, which expire in varying amounts between 2004 and 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 2000, Cambridge recorded a valuation allowance of $4.9 million related to state net operating loss carryforwards that generally have a shorter life then the federal net operating loss carryforwards 20 years.

   At December 31, 2000 Cambridge has a $ 75.8 million net operating loss carryforward of which $18.7 million relates to employee stock option deductions which do not benefit the tax provision. Any future benefit will be recorded as an increase to additional paid in capital.

   The table below reconciles the expected U.S. federal statutory income tax rate to the recorded income tax rate:

                                                     2000     1999     1998
                                                   --------  -------  -------
U.S. statutory tax rate @ 35%..................... $(33,680) $ 1,196  $29,086
State income taxes, net of federal income tax
 benefit..........................................      --       149    1,829
Goodwill amortization.............................      224      251      249
Meals and entertainment...........................      747    1,049    1,662
Foreign tax credits...............................      587      420      --
Research credits..................................   (1,750)  (1,735)  (1,662)
Non-taxable S-Corporation income..................      --       --      (416)
Other, net........................................      192      (31)     416
                                                   ========  =======  =======
  Effective tax rate.............................. $(33,680) $ 1,299  $31,164
                                                   ========  =======  =======

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

N. Net Income Per Share

   The following table presents the calculation of per share earnings for the years ended December 31, 2000, 1999, and 1998 (in thousands except per share data):

                                                         2000     1999   1998
                                                       --------  ------ -------
Net income/(loss)..................................... $(62,547) $2,119 $51,940
                                                       ========  ====== =======
Basic:
  Weighted average common shares outstanding..........   62,713  60,004  58,079
                                                       ========  ====== =======
  Net income/(loss) per common share.................. $  (1.00) $  .04 $   .90
                                                       ========  ====== =======
Diluted:
  Weighted average common shares outstanding..........   62,713  60,004  58,079
  Dilutive effects of stock options, restricted stock,
   and warrants.......................................      --    1,741   5,222
                                                       --------  ------ -------
  Weighted average common and common equivalent shares
   outstanding........................................   62,713  61,745  63,301
                                                       ========  ====== =======
  Net income/(loss) per common and common equivalent
   share.............................................. $  (1.00) $  .03 $   .83
                                                       ========  ====== =======

   For the year ended December 31, 2000, basic and diluted EPS were calculated based solely on weighted average number of common shares outstanding. For the years ended December 31, 2000, 1999 and 1998 outstanding options to purchase approximately 18,352,951, 7,015,174, and 4,906,686 shares, respectively, were excluded from the computation of diluted EPS because the effects of these option shares were anti-dilutive.

O. Employee Benefit Plans

   In 1992, Cambridge established a savings and profit-sharing plan (the "401(k) Plan") covering substantially all of Cambridge's employees. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Cambridge may elect to make contributions under the 401(k) Plan. Starting in 1994, Cambridge elected to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the 401(k) Plan. Company matching contributions made under the 401(k) Plan amounted to $3.4 million, $2.9 million, and $2.3 million in 2000, 1999, and 1998, respectively.

   Cambridge-Switzerland sponsors a defined contribution retirement plan (the "Switzerland Plan") for its employees. Under the Switzerland Plan, employees can contribute between 5% to 11% of salary depending on age and other factors. All employee contributions are matched by Cambridge-Switzerland. Employer matching contributions amounted to $775,000, $504,000, and $225,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

P. Commitments and Contingencies

   On November 18, 1998, certain of the former stockholders of Excell filed a lawsuit against Cambridge in the United States District Court for the District of Massachusetts ("District Court"). The complaint alleged breach of contract, violation of federal securities laws, common law fraud, and negligent misrepresentation in connection with the Excell acquisition and sought unspecified damages. In February 1999, Cambridge filed a

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

counterclaim against the former stockholders of Excell which alleged breach of contract. On March 1, 2000, the District Court granted Cambridge's motion for summary judgement, dismissing the complaints of the former shareholders of Excell in their entirety. On October 18, 2000, the parties entered into a settlement agreement waiving the plaintiff's right to appeal, dismissing Cambridge's counterclaim, and concluding the litigation in its entirety.

   In March and April 1999, certain stockholders of Cambridge filed ten separate class action lawsuits against Cambridge and certain of Cambridge's officers in United States District Court for the District of Massachusetts ("District Court"). These suits have since been consolidated by the District Court. The suits allege misrepresentations and omissions regarding Cambridge's future growth prospects and progress of Cambridge's reorganization in violation of federal securities laws. The suits seek unspecified damages. Cambridge believes that the plaintiffs' claims are without merit and intends to vigorously defend the lawsuits. Cambridge has moved to dismiss the plaintiffs' consolidated complaint. Cambridge believes that it is remote that the ultimate resolution of this matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

   Cambridge is involved in litigation and various other legal matters, which have arisen in the ordinary course of business, some of which relates to the collection of client receivables. Cambridge does not believe that the ultimate resolution of any such existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

   On March 12, 2001, Novell announced it had entered into a definitive agreement to acquire Cambridge (See Note V). Pursuant to change in control agreements, which Cambridge entered into with certain executive officers in October 2000, Cambridge may be required to make severance payments, which could have a material effect on Cambridge's results of operations in the period in which the covered executives are terminated. Under the terms of the agreements, certain executive officers would be entitled to severance benefits if, within 24 months following a change in control, they were involuntarily terminated without cause or voluntarily terminated for good reason. Cambridge is not presently able to reasonably estimate the amounts, if any, which might become payable under the terms of these agreements.

Q. Cambridge Technology Capital Fund I L.P.

   The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. A wholly-owned subsidiary of Cambridge acts as the general partner of the Fund's general partner. Cambridge's ownership interest in the Fund, of approximately 24%, is accounted for using the equity method of accounting. Cambridge's total capital commitment to the Fund is approximately $6.0 million, of which $5.7 million has been contributed through December 31, 2000. The decrease in the carrying value of Cambridge's investment in the Fund in 2000 is primarily a result of the distribution of assets from the Fund's investment portfolio which were in turn liquidated into cash and cash equivalents.

   Cambridge received the following distributions from the Fund for the years ended December 31, 2000 and 1999 (in thousands):

                                                                  2000    1999
                                                                 ------- ------
     Cash distributions......................................... $ 5,928 $  --
     Marketable equity securities...............................  29,803  2,221
                                                                 ------- ------
     Total distributions received............................... $35,731 $2,221
                                                                 ======= ======

   The gain on Cambridge's equity investment in the Fund totaled $7.6 million, $29.7 million and $.8 million for the years ended December 31, 2000, 1999, and 1998 respectively. The gain on Cambridge's equity

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

investment in the Fund for 2000 primarily resulted from realized gains due to the Fund's distributions of equity securities while the gain on Cambridge's equity investment in the Fund for 1999 primarily resulted from unrealized changes in the fair value of the Fund's investment portfolio. The amount of gain allocated each period is based on the allocation of the Fund's income as determined by the Fund's partnership agreement.

   Summarized financial information of the Fund is presented as follows (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                 2000     1999
                                                                ------- --------
     Current assets............................................ $22,211 $139,472
                                                                ======= ========
     Current liabilities....................................... $    54 $     20
                                                                ======= ========

                                                   Years Ended December 31,
                                                   --------------------------
                                                     2000      1999     1998
                                                   --------  --------  ------
   Net realized gains............................. $120,478  $  7,399  $  --
   Net (decrease)/increase in unrealized
    appreciation of assets........................ (111,026)  118,336   4,012
   Net loss.......................................     (735)     (807)   (685)
                                                   --------  --------  ------
   Net increase in partners' capital.............. $  8,717  $124,928  $3,327
                                                   ========  ========  ======

R. Supplemental Cash Flow Information

   Supplemental disclosures of cash flow information are presented as follows (in thousands):

                                                         2000     1999    1998
                                                        -------  ------- ------
     Cash paid during the year for:
       Interest........................................ $   191  $   118 $  199
       Income taxes....................................  (3,691)  16,990 11,171

S. Operating Segment and Geographic Information

   During 2000, in an effort to better communicate the nature of its business to the public, Cambridge has characterized its services into three lines of business, "e-Solutions," "Traditional" and "Change Management Consulting." Cambridge's e-Solutions service offering generally include Digital Business Strategy, eCommerce, eCustomer Relationship Management, eSupply Chain Management, eEnterprise Resource Management and User Experience Design. Traditional services generally include custom application development, systems integration. IT strategy, analytics and data warehousing. Change Management Consulting ("CMC") specializes in the design of operational strategy and the execution of that strategy. In 2000, Cambridge has modified the components of its segment reporting. The chief operating decision maker receives reports on three operating segments: North America, International and CMC. The North American operating segment consists of e-business, systems integration, and IT consulting services in the United States and Canada, while the International operating segment consists of e-business, systems integration, and IT consulting services outside of North America. CMC consists of operations management consulting in the United States, Canada, and Europe.

   Cambridge evaluates each segment's performance based on revenues and income from operations. Total corporate revenues, depreciation/amortization expense, income from operations, fixed asset additions and total assets have been included in North America. The carrying value of the investment in the Fund of $6.2 million, $33.2 million and $2.7 million is included in total assets for North America at December 31, 2000, 1999, and 1998, respectively. Prior period amounts have been reclassified to conform with current period presentation.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Information about Cambridge's operating segments is presented as follows (in thousands):

                                                    2000       1999      1998
                                                  ---------  --------  --------
     Revenues:
       North America............................  $ 322,010  $367,233  $377,383
       International............................    151,879   137,376   124,036
       Change Management Consulting.............    112,675   123,502   110,622
                                                  ---------  --------  --------
     Consolidated...............................  $ 586,564  $628,111  $612,041
                                                  =========  ========  ========
     Depreciation and amortization:
       North America............................  $  19,234  $ 12,901  $  9,078
       International............................      3,857     2,500     2,743
       Change Management Consulting.............      1,085     1,208     1,025
                                                  ---------  --------  --------
     Consolidated...............................  $  24,176  $ 16,609  $ 12,846
                                                  =========  ========  ========
     Income (loss) from operations:
       North America............................  $(105,764) $(47,768) $ 46,483
       International............................     (9,360)   (3,795)   12,313
       Change Management Consulting.............      2,641    19,614    22,211
      ------------------------------------------  ---------  --------  --------
       Consolidated income (loss) from
        operations..............................   (112,483)  (31,949)   81,007
       Other income.............................     16,256    35,367     2,097
                                                  ---------  --------  --------
     Consolidated income before income taxes....  $ (96,227) $  3,418  $ 83,104
                                                  =========  ========  ========
     Fixed asset additions:
       North America............................  $  11,575  $ 16,631  $ 17,887
       International............................      7,030     3,920     5,146
       Change Management Consulting.............      1,586       826     1,015
                                                  ---------  --------  --------
     Consolidated...............................  $  20,191  $ 21,377  $ 24,048
                                                  =========  ========  ========
     Total assets :
       North America............................  $ 237,299  $268,516  $250,640
       International............................     67,733    57,715    55,692
       Change Management Consulting.............     37,512    51,943    44,874
                                                  ---------  --------  --------
     Consolidated...............................  $ 342,544  $378,174  $351,206
                                                  =========  ========  ========

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

   Geographic information of Cambridge is as follows (in thousands):

                                                    2000       1999      1998
                                                  ---------  --------  --------
     Revenues:
       United States............................. $ 351,855  $398,557  $413,829
       Canada....................................     7,564     6,251     7,779
                                                  ---------  --------  --------
       North America.............................   359,419   404,808   421,608
                                                  ---------  --------  --------
       Europe....................................   194,295   192,711   172,650
       Latin America.............................    14,219    15,679    11,795
       Asia Pacific..............................    18,631    14,913     5,988
                                                  ---------  --------  --------
     Consolidated................................ $ 586,564  $628,111  $612,041
                                                  =========  ========  ========
     Income (loss) from operations:
       United States............................. $(108,389) $(49,895) $ 50,757
       Canada....................................     1,730     1,339     3,427
                                                  ---------  --------  --------
       North America.............................  (106,659)  (48,556)   54,184
                                                  ---------  --------  --------
       Europe....................................    (2,461)   17,093    28,402
       Latin America.............................    (3,398)   (2,409)   (1,778)
       Asia Pacific..............................        35     1,923       199
                                                  ---------  --------  --------
     Consolidated................................ $(112,483) $(31,949) $ 81,007
                                                  =========  ========  ========
     Total long-lived assets:
       United States............................. $  77,771  $ 84,210  $ 50,884
       Canada....................................       494       589     2,330
                                                  ---------  --------  --------
       North America.............................    78,265    84,799    53,214
                                                  ---------  --------  --------
       Europe....................................    13,120    10,275    11,158
       Latin America.............................       986     1,030     1,249
       Asia Pacific..............................     2,094     1,888       606
                                                  ---------  --------  --------
     Consolidated................................ $  94,465  $ 97,992  $ 66,227
                                                  =========  ========  ========

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

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

T. Quarterly Financial Information (unaudited)

   The following table presents unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                     Quarters Ended
                         ----------------------------------------------------------------------------
                             March 31,          June 30,          September 30,      December 31,
                         ------------------ ------------------  ------------------ ------------------
                           2000      1999     2000      1999      2000      1999     2000      1999
                         --------  -------- --------  --------  --------  -------- --------  --------
Revenues................ $147,592  $151,373 $159,850  $163,496  $154,070  $168,235 $125,052  $145,007
Income (loss) from
 operations.............  (20,695)   11,138  (15,426)   (1,538)  (48,489)   11,450  (27,873)  (52,999)
Income (loss) before
 income taxes...........   (7,125)   12,031  (18,332)    1,917   (40,873)   17,317  (29,897)  (27,847)
Net income (loss).......   (4,275)    7,459  (10,999)    1,189   (27,840)   10,736  (19,433)  (17,265)
Basic net income (loss)
 per share..............     (.07)      .13     (.18)      .02      (.44)      .18     (.31)     (.28)
Diluted net income
 (loss) per share.......     (.07)      .12     (.18)      .02      (.44)      .18     (.31)     (.28)

U. Gain on Sale of Assets

   On February 10, 2000, Cambridge announced that it had sold its Cambridge Information Network ("CIN") to EarthWeb Inc. ("EarthWeb") for $8.0 million in a combination of cash and EarthWeb common stock, as determined by EarthWeb. During the first quarter of 2000, Cambridge recorded a gain on the sale of assets, net of transaction costs related to this transaction, of approximately $7.7 million.

V. Subsequent Event

   On March 12, 2001, Novell, Inc. ("Novell) announced it had entered into a definitive agreement to acquire Cambridge. Under terms of the agreement, Novell will exchange 0.668 shares of Novell common stock for every outstanding share of Cambridge's common stock. The acquisition has been approved by the board of directors of each company and is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act and by the shareholders of Cambridge. If completed, Cambridge will become a wholly owned subsidiary of Novell. The transaction is expected to close by July 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during Cambridge's two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the directors and the executive officers of Cambridge, their ages, and the positions currently held by each such person with Cambridge.

 Name                              Age                 Position
 ----                              ---                 --------
 Jack L. Messman (1)(2)...........  61 President, Chief Executive Officer and
                                        Director

 Gerard Van Kemmel................  61 Executive Vice President and Chief
                                        Operating Officer

 Quentin J.F. Baer................  52 Executive Vice President, Cambridge
                                        Management Consulting

 Ian P. Clarkson..................  46 Executive Vice President, Cambridge
                                        Management Consulting

 Ralph T. Linsalata...............  62 Executive Vice President, NEWCO
                                        Investments

 H. Carvel Moore..................  44 President, Cambridge North America and
                                        President, Excell Data Corporation

 Alan J. Friedman.................  53 Senior Vice President, Human Resources,
                                        Enterprise Learning and Knowledge
                                        Management

 John J. Gavin, Jr................  45 Senior Vice President, Chief Financial
                                        Officer and Treasurer

 Joseph A. LaSala, Jr.............  46 Senior Vice President, General Counsel
                                        and Secretary

 Maurice Olivier..................  50 Senior Vice President, Strategy and
                                        Corporate Development and Europe

 Warren V. Musser (1)(3)..........  74 Chairman of the Board and Director

 James I. Cash, Jr., Ph.D. (4)....  53 Director

 Robert E. Keith, Jr. (1)(4)......  59 Director

 John W. Poduska, Sr., Ph.D. (3)..  63 Director

 James D. Robinson III (5)........  65 Director

- --------
(1) Member of Executive Committee.
(2)  Member of Option Grant Committee.
(3)  Member of Management Resources Committee.
(4)  Member of Audit Committee.
(5)  Member of Nominating Committee.

   Jack L. Messman became President and Chief Executive Officer of Cambridge in August 1999. He has been a director of Cambridge since October 1992. Prior to August 1999, Mr. Messman was the Chief Executive Officer of Union Pacific Resources Group Inc., an energy company, since 1991 and its Chairman since 1996. From May 1988 to April 1991, Mr. Messman was Chairman of the Board of Directors and Chief Executive Officer of USPCI, Inc., a subsidiary of Union Pacific Corporation. Mr. Messman is also a director of Metallurg Inc., Novell, Inc., Safeguard Scientifics, Inc., RadioShack Corporation, and USDATA Corporation.

   Gerard Van Kemmel was elected Executive Vice President and Chief Operating Officer of Cambridge in June 1999. He joined Cambridge in November 1997 in connection with Cambridge's combination with Peter Chadwick Holdings Limited, a strategic management consulting company and now a wholly-owned subsidiary of Cambridge that has been renamed Cambridge Management Consulting Holdings Limited ("CMC"). Mr. Van Kemmel served initially as Cambridge's Senior Vice President, CMC. Prior to joining Cambridge, Mr. Van Kemmel was Chairman of Continental Europe for Peter Chadwick Holdings Limited from July 1997 to November 1997. From 1966 until 1996, Mr. Van Kemmel was employed by Andersen Consulting, a systems integration consulting firm, holding many positions including France Andersen Managing Partner, Worldwide Executive Committee member and Chairman of the Andersen Worldwide Board. Mr. Van Kemmel also served as a senior advisor to the French Minister of Finance from 1996 to January 1997.

   Quentin J. F. Baer joined Cambridge in November 1997 in connection with Cambridge's combination with Peter Chadwick Holdings Limited, and serves as Cambridge's Executive Vice President, CMC. Prior to joining Cambridge, Mr. Baer was Chairman of Peter Chadwick Holdings Limited from 1990 to November 1997.

   Ian P. Clarkson joined Cambridge in November 1997 in connection with Cambridge's combination with Peter Chadwick Holdings Limited and serves as Cambridge's Executive Vice President, CMC. Prior to joining Cambridge, Mr. Clarkson was Chief Executive Officer of Peter Chadwick Holdings Limited from 1987 to 1997.

   Ralph T. Linsalata joined Cambridge in December 1999 as its Executive Vice President, NEWCO Investments. Before joining Cambridge, Mr. Linsalata served as a senior vice president of Hill Holliday Advertising, Inc., an advertising agency, holding positions as a Strategic Consultant and Managing Director of that company's interactive group since March 1997. From 1994 to 1997, Mr. Linsalata served as Chief Executive Officer of Weston Corporate Development, Inc.

   H. Carvel Moore joined Cambridge in August of 1998 in connection with Cambridge's acquisition of Excell Data Corporation, a systems integration and consulting company, and has served since March 2000 as Cambridge's President, Cambridge North America and President, Excell Data Corporation. Prior to March 2000, Mr. Moore had served as Senior Vice President, North American Business Unit and as President of Excell Data Corporation. Prior to joining Cambridge, Mr. Moore was President and Chief Operating Officer of Excell Data Corporation from October 1997 to August 1998. From November 1996 to October 1997, Mr. Moore was Executive Vice President of Business Development and Consulting Services of Excell Data Corporation. From March 1995 to October 1996, Mr. Moore was Vice President, Business Development of Excell Data Corporation. From 1993 until March 1995, Mr. Moore was a Business Unit Executive of International Business Machines.

   Alan J. Friedman serves as Cambridge's Senior Vice President of Human Resources, Enterprise Learning and Knowledge Management. He joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management and assumed his current responsibilities in January 2000. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur
D. Little, Inc.

   John J. Gavin, Jr. joined Cambridge in February 2000 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining Cambridge, he had served in several positions at Data General Corporation, including as Vice President and Chief Financial Officer since January 1999, Vice President and Corporate Controller from October 1996 to January 1999, and Vice President and Treasurer from January 1991 to October 1996.

   Joseph A. LaSala, Jr. joined Cambridge in March 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Cambridge, he served as Vice President, General Counsel and Secretary of Union Pacific Resources Group Inc. since January 1996. Mr. LaSala had joined that company in January 1995 as Assistant General Counsel.

   Maurice Olivier joined Cambridge in February 2000 as its Senior Vice President, Strategy and Corporate Development. In April 2000, he assumed additional responsibility for Cambridge's European and Indian operations. From 1998 until joining Cambridge, Mr. Olivier served as Senior Vice President and Managing Director, Europe and Asia, for Arthur D. Little, Inc., and since 1996 he had held the title of Senior Vice President and Managing Director, Europe, for that company. Mr. Olivier also served as Administrateur-Delegue for XEBUR S.C., a Belgian company from 1983 to 2000, and as a director of Delft Instruments N.V., a Dutch company, from 1993 to 2001. Mr. Olivier is a director of Hautes Etudes Commerciales de Liege, a non-profit business school in Belgium.

   Warren V. Musser became a director of Cambridge in March 1991 and Chairman of the Board in December 1992. Since 1953, Mr. Musser has been Chairman of the Board and Chief Executive Officer of Safeguard Scientifics, Inc., a developer and operator of information technology companies, particularly those associated with the Internet. Mr. Musser is Chairman of the Board of CompuCom Systems, Inc., and is a director of Internet Capital Group, Inc. and TyCom Ltd. Mr. Musser is a trustee of Brandywine Realty Trust. Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as vice president/development, Cradle of Liberty Council, Boy Scouts of America, vice chairman of The Eastern Technology Council, and chairman of the Pennsylvania Partnership on Economic Education.

   James I. Cash, Jr., Ph.D. became a director of Cambridge in September 1995. Dr. Cash has been the James E. Robison Professor of Business Administration at the Graduate School of Business Administration at Harvard University since 1988. From 1992 until 1995, Dr. Cash served as the Chairman of the Harvard University MBA Program. Dr. Cash is also a director of Knight-Ridder, Inc., The Chubb Corporation, WinStar Communications, Inc., and General Electric Corporation.

   Robert E. Keith, Jr. became a director of Cambridge in March 1991. Mr. Keith has been a Managing Director since December 1991 and a General Partner since 1995 of Technology Leaders Management L.P., a venture capital fund, and a Managing Director and General Partner of Technology Leaders Management II L.P., a venture capital fund, since December 1994. From July 1991 until February 1996, Mr. Keith was President and Chief Operating Officer of Technology Leaders Management, Inc. and since February 1996 he has been President and Chief Executive Officer. Mr. Keith is also Vice Chairman of the Board of Safeguard Scientifics, Inc. and a director of Sun Source, Inc. and Internet Capital Group, Inc.

   John W. Poduska, Sr., Ph.D. became a director of Cambridge in September 1992. Dr. Poduska has been the Chairman of Advanced Visual Systems, Inc., a provider of visualization software, since January 1992. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer, Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska was founder, Chairman and Chief Executive Officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer Inc. Dr. Poduska is also a director of Anadarko Petroleum Corporation, Safeguard Scientifics, Inc. and eMerge Interactive, Inc.

   James D. Robinson III became a director of Cambridge in December 1995. Mr. Robinson is co-founder, Chairman and Chief Executive Officer of RRE Investors, LLC and General Partner of RRE Ventures GP II, LLC, both private information technology venture investment firms, and Chairman of Violy Byorum & Partners Holdings, LLC, a private firm specializing in financial advisory and investment banking activities in Latin America. He is President and sole shareholder of J.D. Robinson Incorporated, a strategic consulting company. Mr. Robinson served as Chairman and Chief Executive Officer of American Express Company, a financial services company, from 1977 to 1993. Mr. Robinson is a director of the Coca-Cola Company, Bristol-Myers Squibb Company, First Data Corporation, Sunbeam Corporation and ScreamingMedia Inc. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary trustee of the Brookings Institution, and Chairman Emeritus of the World Travel and Tourism Council. Mr. Robinson served as Co-Chairman of the Business Roundtable and as Chairman of the Advisory Committee on Trade Policy and Negotiations.

   Executive officers of Cambridge are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

   The table below shows compensation information with respect to services rendered to Cambridge in all capacities during the years ended December 31, 2000, 1999 and 1998 for the Chief Executive Officer and the five other most highly compensated executive officers of Cambridge in 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                      Annual Compensation(1)           Compensation(2)
                                ----------------------------------  ------------------------
                                                                    Restricted    Securities
   Name and Principal    Fiscal                     Other Annual      Stock       Underlying        All Other
        Position          Year  Salary($) Bonus($) Compensation($)  Awards($)     Options(#)     Compensation($)
   ------------------    ------ --------- -------- ---------------  ----------    ----------     ---------------
Jack L. Messman(3)......
 President and Chief      2000   754,559        0       408,623(4)        --        990,000          133,859(5)
 Executive Officer        1999   270,833  500,000           --      4,328,400(6)  1,300,000           67,684(5)


Quentin J.F. Baer ......
 Executive Vice
 President,               2000   498,286        0           --            --             --          152,507(7)
 Cambridge Management     1999   420,000  273,000           --            --        100,000           86,850(7)
 Consulting               1998   382,250  166,279           --            --        100,000(8)       110,078(7)


Ian P. Clarkson.........
 Executive Vice
 President,               2000   498,286        0           --            --            --           127,761(9)
 Cambridge Management     1999   420,000  273,000           --            --        100,000           73,769(9)
 Consulting               1998   382,250  166,279           --            --        100,000(10)      100,127(9)


H. Carvel Moore.........
 President, Cambridge
 North America;           2000   477,654  515,000           --            --        200,000           45,910(11)
 President, Excell Data   1999   321,229  207,000           --            --        130,000           13,200(11)
 Corporation              1998    86,154      --            --            --        130,043(12)          --


Maurice Olivier(13).....  2000       --       --      1,400,000(14)       --            --               --
 Senior Vice President,
 Strategy and Corporate
 Development and Europe


Gerard Van Kemmel.......
 Executive Vice           2000   550,000        0       207,166(15)   410,000        99,135(16)
 President and Chief      1999   550,000  412,500           --        475,000        47,553(16)
 Operating Office         1998   310,306  202,102           --         86,595(17)       --

- --------
 (1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits was less than the lower of $50,000 or 10% of the total of annual salary and bonus for the Named Officer for such year.
 (2) Cambridge did not make any restricted stock awards during 2000 or 1998. Cambridge did not grant any stock appreciation rights or make any long-term incentive plan payouts during 2000, 1999 or 1998.
 (3) Mr. Messman joined Cambridge in August 1999.
 (4) Other annual compensation includes relocation expenses of $253,746 and reimbursement for taxes of $136,789 related to the reimbursement of relocation expenses.
 (5) All other compensation includes (a) Cambridge contributions to a 401(k) plan of $3,400 and $3,200 in 2000 and 1999, respectively and (b) premiums paid by Cambridge for life insurance of $130,459 and $64,484 in 2000 and 1999, respectively. Mr. Messman has collaterally assigned this life insurance policy to Cambridge to secure the repayment to Cambridge of up to the entire amount of the premiums paid by Cambridge pursuant to this policy.
 (6) On August 27, 1999, the Board of the Directors of Cambridge awarded Mr. Messman 300,000 shares of restricted stock of Cambridge. The closing price of Cambridge's common stock on that date was $14.438, and Mr. Messman was required to pay Cambridge the par value of the shares, $.01 per share. Cambridge's right to repurchase the shares of restricted stock expires as follows: (i) 33.33% expired on

    December 31, 2000, (ii) 33.33% expires on the earlier to occur of either July 31, 2002 or the first date on which the closing price of Cambridge's common stock equals or exceeds $28.876, and (iii) 33.33% expires on the earlier to occur of either January 31, 2003 or the first date on which the closing price of Cambridge's common stock equals or exceeds $36.095. Dividends would be paid on the restricted stock in the event that dividends are paid on common stock. On December 31, 2000, without applying any discount due to the restricted nature of these shares, the shares of restricted stock had an aggregate market value of $787,500, based on the last reported sale price of Cambridge's Common Stock on the Nasdaq National Market ($2.625 per share) on December 29, 2000. Mr. Messman holds no other shares of restricted stock.
 (7) All other compensation includes (a) Cambridge contributions to a defined contribution retirement plan for the benefit of Mr. Baer of $91,954, $26,881 and $53,516 in 2000, 1999 and 1998, respectively, and
     (b) premiums paid by Cambridge for life insurance of $60,553, $59,969 and $57,562 in 2000, 1999 and 1998, respectively. Mr. Baer has collaterally assigned this life insurance policy to Cambridge to secure the repayment to Cambridge of up to the entire amount of the premiums paid by Cambridge pursuant to this policy.
 (8) In October 1998, in order to re-establish the incentive nature of outstanding stock options with exercise prices greater than the then current fair market value of Cambridge's Common Stock, Cambridge offered to holders of outstanding stock options granted on or after April 24, 1997 the opportunity to exchange those options for options covering an equivalent number of shares with an exercise price equal to the then current fair market value of Cambridge's Common Stock (the "October 1998 Option Grants"). October 1998 Option Grants are subject to restrictions on exercisability. Of these options, 50,000 were granted in connection with the October 1998 Option Grants, in exchange for an equivalent number of previously outstanding stock options.
 (9) All other compensation includes (a) Cambridge contributions to a defined contribution retirement plan for the benefit of Mr. Clarkson of $78,160, $24,701 and $53,516 in 2000, 1999 and 1998, respectively, and (b)
     premiums paid by Cambridge for life insurance of $49,601, $49,068 and $46,611 in 2000, 1999 and 1998, respectively. Mr. Clarkson has collaterally assigned this life insurance policy to Cambridge to secure the repayment to Cambridge of up to the entire amount of the premiums paid by Cambridge pursuant to this policy.
(10) Of these options, 50,000 were granted in connection with the October 1998 Option Grants, in exchange for an equivalent number of previously outstanding stock options.
(11) All other compensation includes (a) Cambridge contributions to a 401(k) plan of $3,400 and $3,200 in 2000 and 1999, respectively and (b) premiums paid by Cambridge for life insurance of $42,510 and $10,000 in 2000 and 1999, respectively. Mr. Moore has collaterally assigned this life insurance policy to Cambridge to secure the repayment to Cambridge of up to the entire amount of the premiums paid by Cambridge pursuant to this policy.
(12) Of these options, 77,403 were granted in connection with the October 1998 Option Grants, in exchange for an equivalent number of previously outstanding stock options.
(13) Mr. Olivier became an executive officer of Cambridge in February 2000.
(14) All other compensation consists of amounts paid to MADIAN S.A., a company of which Mr. Olivier is a shareholder. The letter of understanding between MADIAN S.A. and Cambridge provides that as part of the services provided by MADIAN S.A., Mr. Olivier will serve as Cambridge's Senior Vice President of Strategy and Corporate Development. The compensation includes a fixed annual amount of $700,000 and an incentive of $700,000.
(15) Other annual compensation includes personal living expenses of $41,375, rent of $45,500 and reimbursement for taxes of $55,674.
(16) All other compensation includes (a) Cambridge contributions to a 401(k) plan of $3,200 in 1999 and (b) premiums paid by Cambridge for life insurance of $99,135 and $44,353 in 2000 and 1999, respectively. Mr. Van Kemmel has collaterally assigned this life insurance policy to Cambridge to secure the repayment to Cambridge of up to the entire amount of the premiums paid by Cambridge pursuant to this policy.
(17) Of these options, 11,595 were granted in connection with the October 1998 Option Grants, in exchange for an equivalent number of previously outstanding stock options.

Employment and Severance Agreements

   Mr. Messman has an employment agreement with Cambridge providing for a one year employment term that automatically extends for successive one-year terms unless terminated by either party 30 days before the next anniversary. The agreement provides that Mr. Messman's initial salary shall be $650,000, to be reviewed annually. Mr. Messman is eligible for an annual performance bonus of up to 100% of his base salary for above average performance, and up to 200% of his base salary for exceptional performance. Pursuant to the agreement, Cambridge provides Mr. Messman with medical and health insurance and term life insurance. Additionally, in connection with Mr. Messman's relocation to Boston, Massachusetts from Fort Worth, Texas, the agreement provides that Cambridge will reimburse certain relocation expenses and will pay to Mr. Messman the difference between the purchase price he paid for his home in Fort Worth and the price for which he is able to sell that home. If Cambridge removes Mr. Messman from his current position, other than for just cause (as defined in Mr. Messman's employment agreement), or if a change in control of Cambridge occurs and Mr. Messman is not offered comparable employment, then Mr. Messman is entitled to continued employment as an advisor to Cambridge for two years, during which time he would continue to receive his base salary, a bonus based on the average of prior bonuses, and other employee benefits. Mr. Messman's stock option agreements and restricted stock award agreement also provide for immediate vesting of all unvested shares in the event of a change in control of Cambridge, Mr. Messman's death or disability or Cambridge's termination of his employment without just cause.

   Messrs. Baer and Clarkson each have a service agreement with Cambridge Management Consulting Holdings Limited, a subsidiary of Cambridge ("CMC"), providing for a one-year term that automatically continues until terminated by either party. The agreements provide that the initial salary for each executive shall be (Pounds)310,000 per year, to be reviewed annually. Each executive is eligible for an annual performance bonus of up to 100% of his base salary. Pursuant to the agreements, CMC also provides each executive with health care benefits, health and disability insurance, the use of a car (or the right to receive each year a cash sum equivalent to 30% of the value of the car), and telecommunications and computer equipment. Messrs. Baer and Clarkson are also eligible to participate in CMC's executive pension scheme and to participate in a split dollar life insurance policy. The agreements provide that CMC will pay the premiums on a life insurance policy for each executive with a value equal to the sum of (Pounds)500,000 and four times the then-current base salary together with a pension payable to the spouse of each executive equal to two-thirds of the pension to which such executive would otherwise have been entitled.

   In general, Mr. Baer and Mr. Clarkson are each entitled to six months notice of termination, such termination not to be effective earlier than the first anniversary of the date of the agreement. In the event the share capital of CMC becomes listed on the London Stock Exchange and CMC has achieved a market capitalization of (Pounds)211,000,000, the notice period is 12 months. In general, if CMC terminates the employment of either executive without cause, that portion of such executive's stock options that would have vested during the notice period will accelerate, and that executive will be entitled to receive a severance payment equal to the sum of (i) the base salary, benefits and the bonus such executive would have earned during the notice period (the "Base Severance") and (ii) one year's base salary, the value of one year's worth of benefits and a prorated bonus based on the average of the bonuses earned during each of the two years prior to termination (the "Additional Severance"). Notwithstanding the foregoing, if the share capital of CMC becomes listed on the London Stock Exchange and CMC has achieved the stated market capitalization so that the notice period is 12 months, the Additional Severance shall be calculated on the basis of six months rather than one year. In the event CMC terminates the executive within one year of a change in control, or if the executive terminates his employment during the thirty day period following the first anniversary of a change in control, all stock options held by that executive will accelerate and that executive is entitled to receive the Base Severance and Additional Severance calculated on the basis of one year. In addition, each executive has agreed that, for a period of one year following the termination of their employment, he will not compete with CMC, interfere with any of CMC's business relationships or solicit or employ any of CMC's employees. The agreements provide that for every month that the executive continues to respect the noncompete/noninterference and nonsolicitation restrictions after the first anniversary of the termination of employment, CMC shall pay to the executive an amount equal to 1/12th of the severance payment received by the executive, for up to a maximum of twelve months.

   Mr. Moore has a letter of understanding with Cambridge that provides for a base salary of $500,000. Mr. Moore is eligible for an annual performance bonus of up to 100% of his base salary. Upon Mr. Moore's promotion to President, Cambridge North America, Mr. Moore received a one time bonus of $350,000. The letter of understanding provides that Cambridge will pay Mr. Moore a retention bonus on January 15, 2001 of $650,000. If Cambridge terminates Mr. Moore's employment other than for cause, he is entitled to receive severance payments equal to his base salary and benefits for twelve months, subject to his compliance with certain non-competition and non-solicitation covenants.

   Cambridge has entered into a letter of understanding with MADIAN S.A. covering the provision of services by Mr. Olivier. The letter provides for fixed monthly payments to MADIAN S.A. totaling $700,000 annually and an annual performance incentive up to 100% of the annual amount. Pursuant to the letter of understanding, Cambridge will reimburse MADIAN S.A. for infrastructure, secretarial and communications costs. If Cambridge terminates the contract with MADIAN S.A. other than for just cause, MADIAN S.A. is entitled to receive termination payment equal to twelve times the fixed monthly payment, subject to compliance with certain non-competition and non-solicitation covenants.

   Mr. Van Kemmel has an amended and restated service agreement with Cambridge providing for an initial salary of $400,000, to be reviewed annually. Mr. Van Kemmel is eligible for an annual performance bonus of up to 75% of his base salary. Pursuant to the agreement, Cambridge also reimburses Mr. Van Kemmel for the cost of an apartment in the United States, one car for use in the United States, one car for use in France, meals while Mr. Van Kemmel is in the United States, and one trip to France every month. Mr. Van Kemmel is also eligible to participate in the medical and life insurance programs offered by Cambridge. The agreement provides for three months' notice prior to termination of employment (except termination for cause) by either Cambridge or Mr. Van Kemmel. If Cambridge terminates Mr. Van Kemmel's employment without cause, in addition to the three-month notice period or salary and benefits in lieu of three month's prior notice, Mr. Van Kemmel shall receive continued salary and benefits (including stock option vesting and exercisability) for nine months from the date of termination. In the event Mr. Van Kemmel's employment is terminated within one year of the termination of employment of the then-current CEO of Cambridge (which termination shall include the resignation of Mr. Van Kemmel following a substantial diminution of duties), Mr. Van Kemmel shall be entitled to remain employed for three months after the end of the three-month notice period, and he shall receive continued salary and benefits (including stock option vesting and exercisability) for 18 months from the date of termination.

   In the event of a merger, consolidation, liquidation or sale of substantially all of the assets of Cambridge, stock options granted to executive officers generally become fully exercisable immediately prior to the event and terminate immediately after the event.

Change in Control Agreements

   The Board has approved and Cambridge has entered into change in control agreements (the "Change in Control Agreements") for certain executive officers of Cambridge, including the Chief Executive Officer and certain Named Officers (individually an "Executive" and collectively, the "Executives"). In the event of a "Change in Control" (as hereinafter defined), if an Executive is involuntarily terminated without "Cause" (as hereinafter defined) or voluntarily terminates employment for "Good Reason" (as hereinafter defined) within 24 months following a Change in Control, the Executive will receive the severance compensation and benefits described below. Additionally, the Executive will be entitled to severance payments and benefits if his employment with Cambridge terminates within 180 days prior to a Change in Control under circumstances that would have entitled the Executive to benefits under his Change in Control Agreement if the termination had occurred after the Change in Control. The Change in Control Agreements terminate on December 31, 2003, or, if later, two years after a Change in Control, and automatically renew for one-year periods thereafter unless cancelled by Cambridge upon at least 90 days' notice. The payments and benefits provided under the Change in Control Agreements are conditioned on the Executive's execution of a general release of claims against Cambridge.

   Jack L. Messman, Gerard Van Kemmel, H. Carvel Moore and Maurice Olivier are each respectively entitled to receive severance compensation equal to three, two and one half, two, and two times his base salary plus a bonus amount calculated at the greater of (i) the highest annual bonus received by him in any of the three years prior to termination, and (ii) the bonus that would have been earned for the entire year in which his termination occurs calculated at the bonus plan target rate.

   In addition to the monetary compensation described above, in the event of a Change in Control, the Executives shall be entitled to (i) the immediate vesting of all of their unvested stock options and an extension of the period of time during which these options may be exercised, (ii) the continuation of all life, disability, accident and health insurance policies previously maintained by Cambridge for a continuation period following termination, (iii) a lump sum payment equal to the matching contribution that would have been made to Cambridge's 401(k) plan if the Executive had continued to participate in that plan for the continuation period, and (iv) outplacement services with a value equal to 20% of the Executive's base salary. The continuation periods for Mr. Messman, Mr. Van Kemmel, Mr. Moore and Mr. Olivier are three, two and one half, two, and two years, respectively.

   The Change in Control Agreements do not require the Executives to mitigate Cambridge's obligation to pay benefits by seeking other employment, nor do they provide, except in limited instances, for a reduction in benefits as a result of compensation received from subsequent employers. Under the Change in Control Agreements, Cambridge is obligated to reimburse an Executive for all legal fees and expenses incurred in connection with the enforcement of his Change in Control Agreement. Because Cambridge may, at some point, seek to enter into a pooling of interests transaction, the Change in Control Agreements include a provision that, if Cambridge desires to engage in a transaction which is intended to be accounted for as a pooling of interests under applicable accounting rules, and if the existence or implementation of any provision of the Change in Control Agreements is deemed to prevent the pooling of interests in a transaction that is otherwise eligible to be accounted for as a pooling of interests, then such provision and any actions taken in reliance on such provision will be deemed null and void to the extent necessary to allow a pooling of interests.

   The Change in Control Agreements provide a gross-up provision that essentially negates the impact of the 20% excise tax that is required to be paid with respect to "express parachute payments" to "disqualified persons" under Section 280G of the Internal Revenue Code of 1986, as amended.

   A "Change in Control" is defined as the occurrence of any one of the following events: (i) any "person" or persons (other than Safeguard Scientifics, Inc.) acting together as an entity become beneficial owners (as defined in Rule 13d-3 under the Exchange Act) of 20% or more of Cambridge's voting shares, (ii) certain specified majority changes in Board composition,
(iii) the approval by shareholders of a merger or consolidation resulting in Cambridge's shareholders holding 51% or less of the voting shares of the surviving entity and (iv) the approval by shareholders of a plan of complete liquidation of Cambridge.

   "Good reason" consists of (i) the failure to maintain the Executive in his office or position with Cambridge, or the removal of the Executive as a director of Cambridge or any subsidiary of Cambridge if the Executive was a director of such entity immediately prior to the Change in Control, (ii) an adverse change in the scope of the authority, power, function, responsibility and duty attached to the position with Cambridge of the Executive, (iii) a reduction in total compensation of the Executive (i.e., sum of base salary and bonus), (iv) the termination or denial of the Executive's right to employee benefits or a reduction in the scope or value thereof, (v) a determination by the Executive that a change in circumstance has occurred following a Change in Control, (vi) the liquidation, dissolution, merger, consolidation or reorganization of Cambridge or transfer of all or substantially all of its business and/or assets unless the successor or successors have assumed all duties and obligations of Cambridge under the Executive's Change in Control Agreement,
(vii) a relocation of more than a specified number of miles or an increase in the business travel required of the Executive beyond a certain threshold without the Executive's consent, or (viii) any material breach of the Executive's Change in Control Agreement that is not remedied by Cambridge within 10 days of receipt of notice of such breach.

   "Cause" for termination means the Executive has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his duties or in the course of his employment or committed intentional wrongful disclosure of secret processes or confidential information of Cambridge, and in either case, any such act has been demonstrably and materially harmful to Cambridge.

   The Compensation Committee and the Board have determined that the Change in Control Agreements reflect competitive compensation practices and will provide some degree of economic security to Cambridge's executive officers, thereby enabling top management to remain objective and responsive to shareholder interests in the event that a change in control transaction opportunity occurs.

Option Grants in 2000

   The following table shows information regarding stock options granted to the Named Officers during the year ended December 31, 2000. Cambridge did not grant any stock appreciation rights in 2000.

                          Stock Option Grants in 2000

                                      Individual Grants
                         ---------------------------------------------
                                                                            Potential
                                                                       Realizable Value at
                                       Percent of                        Assumed Annual
                         Number of       Total                           Rates of Stock
                           Shares       Options    Exercise            Price Appreciation
                         Underlying    Granted to   Price              For Option Term(3)
                          Options     Employees in   Per    Expiration -------------------
Name                     Granted(1)   Fiscal Year  Share(2)    Date       5%       10%
- ----                     ----------   ------------ -------- ---------- -------- ----------
Jack L. Messman.........  990,000(4)      9.42%    $1.8438      (5)    $565,399 $1,275,421
Quentin J.F. Baer.......      --           --          --      --           --         --
Ian P. Clarkson.........      --           --          --      --           --         --
H. Carvel Moore.........  100,000(4)      0.95      1.8438      (5)      57,111    128,830
                          100,000(6)      0.95     14.5625      (7)     451,068  1,017,514
Maurice Olivier.........      --           --          --      --           --         --
Gerard Van Kemmel.......  410,000(4)      3.90      1.8438      (5)     234,155    528,205

- --------
(1) Each option becomes fully exercisable immediately prior to a merger, consolidation, liquidation or sale of substantially all of the assets of Cambridge. Options granted to a Named Officer generally terminate three months after the Named Officer ceases to be employed by Cambridge, except in cases of death, disability or change in control.
(2) The exercise price per share of each option was determined by the Management Resources Committee to be equal to the fair market value per share of Common Stock on the date of grant.
(3) These amounts represent hypothetical gains that could be achieved for the respective options if each portion of the option were exercised just prior to its expiration. These gains are based on assumed rates of appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionholder's continued employment through the option period, the date on which the options are exercised, and the date on which the underlying shares of Common Stock are sold. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4) This option is fully vested and exercisable with respect to 25% of the shares of Common Stock subject to the option, and an additional 25% of the shares subject to the option become vested and exercisable as of each succeeding annual anniversary of the date of grant, so that the option becomes exercisable in full on the third anniversary of the date of grant.
(5) This option will expire with respect to 25% of the shares subject to the option on each of the fourth, fifth, sixth and seventh anniversaries of the date of grant, with expiration to apply to shares subject to the option in the order in which they vest.
(6) This option becomes vested and exercisable with respect to 25% of the shares of Common Stock subject to the option on the first anniversary of the date of grant, and an additional 2.083% of the shares subject to the option become vested and exercisable as of each succeeding calendar month, so that the option becomes exercisable in full on the fourth anniversary of the date of grant.
(7) This option will expire with respect to 25% of the shares subject to the option on each of the fifth, sixth, seventh and eighth anniversaries of the date of grant, with expiration to apply to shares subject to the option in the order in which they vest.

Option Exercises and Year-End Values

   The following table provides information regarding the number and value of the Named Officers' unexercised options at December 31, 2000. None of the Named Officers exercised any stock options during 2000.

                       Option Values at December 31, 2000

                                     Number of           Value of Unexercised
                                Unexercised Options      In-The-Money Options
                                At Fiscal Year-End       at Fiscal Year-End(1)
                             ------------------------- -------------------------
Name                         Exercisable Unexercisable Exercisable Unexercisable
- ----                         ----------- ------------- ----------- -------------
Jack L. Messman.............   749,791     1,620,834    $193,347    $  580,041
Quentin J.F. Baer...........    87,500       112,500           0             0
Ian P. Clarkson.............    87,500       112,500           0             0
H. Carvel Moore.............   153,792       298,751      19,530        58,590
Maurice Olivier.............         0             0           0             0
Gerard Van Kemmel...........   348,696       622,899     915,327     1,635,110

- --------
(1) Value is based on the difference between the option exercise price and the fair market value of Cambridge's Common Stock on December 31, 2000 ($2.625 per share, the last reported sale price of Cambridge's Common Stock on the Nasdaq National Market on December 29, 2000) multiplied by the number of shares underlying the option. The actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionholder's continued employment through the option period, the date on which the options are exercised, and the date on which the underlying shares of Common Stock are sold.

Compensation of Directors

   Directors receive no cash compensation for their services as directors, except for reimbursement of expenses incurred in connection with attending meetings of the Board of Directors and its committees. Cambridge's non-employee directors are entitled to participate in Cambridge's 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). See "Non-Employee Director Stock Options."

Non-Employee Director Stock Options

   Non-employee directors of Cambridge are eligible to participate in Cambridge's Director Plan. The Director Plan authorizes the grant of options for a maximum of 150,000 shares of Common Stock. The number of shares of Common Stock issuable under the Director Plan or subject to outstanding options is subject to adjustment for changes in Cambridge's Common Stock, such as stock splits. Each non-employee director who also is not an employee or officer of Safeguard Scientifics, Inc. or any related entity automatically receives an option for 30,000 shares of Common Stock upon the date such person is first elected to the Board of Directors. Twenty-five percent (25%) of each option vests one year after the date of grant and an additional 2.083% vests monthly thereafter.

   The exercise price per share of options granted under the Director Plan is 100% of the fair market value of Cambridge's Common Stock on the date the option is granted. Options expire on the tenth anniversary of the date of the option grant. Options may not be assigned or transferred except by will or by the laws of descent or distribution and are exercisable only while the optionee is serving as a director of Cambridge or within 90 days after the optionee ceases to serve as a director of Cambridge (except that if a director dies or becomes disabled while serving as a director of Cambridge, all options granted under the Director Plan become immediately exercisable and may be exercised at any time prior to the scheduled expiration date of the option).

   On December 12, 2000, each non-employee director received an option for 10,000 shares of Common Stock pursuant to Cambridge's 1991 Stock Option Plan at an exercise price equal to the fair market value of Cambridge's Common Stock on such date. These options were fully vested and exercisable with respect to 25% of the shares of Common Stock subject to the option, and an additional 25% of the shares subject to the option become vested and exercisable as of each succeeding annual anniversary of the date of grant, so that the option becomes exercisable in full on the third anniversary of the date of grant. These options will expire with respect to 25% of the shares subject to the option on each of the fourth, fifth, sixth and seventh anniversaries of the date of grant, with expiration to apply to shares subject to the option in the order in which they vest.

Compensation Committee Interlocks and Insider Participation

   During 2000, John W. Poduska, Sr. and Warren V. Musser served on the Management Resources Committee of the Board of Directors, which is responsible for setting and administering the policies that govern executive compensation and the stock ownership programs of Cambridge within guidelines approved by the Board of Directors. Mr. Musser is a director and officer of Safeguard Scientifics, Inc. and Mr. Poduska is a director of Safeguard Scientifics, Inc. Mr. Messman, President and Chief Executive Officer of Cambridge, is also a Director of Safeguard Scientifics, Inc. In this capacity, he is in a position to influence the compensation of officers and directors of Safeguard Scientifics, Inc.

   In June 1992, Cambridge entered into a lease for its former Vassar Street, Cambridge, Massachusetts facility. In June 1999 Cambridge vacated this facility and subleased its space to the Massachusetts Institute of Technology. This facility is owned by a trust of which Mr. Musser, a director of Cambridge, is the sole beneficiary. See "Certain Relationships and Related Transactions."

Stock Performance Graph

   The following graph compares the yearly percentage change in the cumulative total stockholder return on Cambridge's Common Stock for the period from December 31, 1995 through December 31, 2000, with the cumulative total return for the Nasdaq Market Index and a set of peer issuers (1) engaged in the business of information technology professional services. The comparison assumes $100 was invested on December 31, 1995 in Cambridge's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

                             [GRAPH APPEARS HERE]

                                                  Cumulative Total Return
                                  --------------------------------------------------------
                                  12/95     12/96     12/97     12/98     12/99     12/00
                                  -----     -----     -----     -----     -----     -----
Cambridge Technology Partners
  (Massachusetts), Inc.           100.00    175.11    217.17    115.43    136.96     13.70
NASDAQ Stock Market (U.S.)        100.00    123.04    150.69    212.51    394.94    237.68
Peer Index                        100.00     92.00    101.32    128.09    188.44     83.80

- --------
(1) The Companies in the Peer Index are the Company, American Management Systems, AnswerThink Consulting, Braun Consulting Inc., Breakaway Solutions, Inc., Ciber, Inc., Cognizant Tech Solutions Corp., Complete Business Solutions, Computer Sciences Corp., Cysive, Inc., Diamond Technology Partners, Inc., Electronic Data Systems, Igate Capital Corporation, IMRGlobal Corporation, IXL Enterprises, Inc., Keane, Inc., Management Network Group, MarchFirst, Inc., Modem Media, Modis Professional Services, Perot Systems Corp., Predictive Systems, Inc., Proxicom, Inc., Rare Medium Group, Inc., Razorfish, Inc., Sapient Corporation, Scient Corporation, Syntel, Inc., Tanning Technology Corp., US Interactive, Inc., and Viant, Inc. AppNet Inc., Metamor Worldwide, Inc. and Poppe Tyson were included in Cambridge's Peer Index in Cambridge's Proxy Statement for the 2000 Annual Meeting of Shareholders. As of December 31, 2000, these companies were no longer publicly traded and therefore were removed from the Peer Index.

       REPORT OF MANAGEMENT RESOURCES COMMITTEE ON EXECUTIVE COMPENSATION

General

   The Management Resources Committee of the Board of Directors is responsible for setting and administering the policies that govern executive compensation and the stock ownership programs of Cambridge within guidelines and plans approved by the Board of Directors.

Compensation Philosophy and Review

   Cambridge's executive compensation philosophy is to design a compensation program that enables Cambridge to attract, retain and motivate high quality executive officers capable of maximizing stockholder value. The current compensation program includes three components: base salary, performance-based cash bonus, and equity incentives. This program rewards executive officers for long-term strategic management and enhancement of stockholder value by providing an opportunity to acquire equity ownership in Cambridge, emphasizing both annual and long-term performance, and supporting a performance-based environment to promote a team-oriented focus for executive officers. The Management Resource Committee based its recommendations for 2000 in part on its review of compensation survey information compiled by a human resources consulting firm concerning base salary, total cash compensation (base salary and annual incentives) and total direct compensation (total cash plus long-term incentives) for the highest paid officers at selected companies, including service companies with revenues between $500 million and $1.0 billion.

Annual Base Salary

   Base salaries for executive officers are targeted at competitive market levels for their respective positions, levels of responsibility, and experience. In December 1999, the Management Resources Committee approved the following base salaries for 2000: Mr. Messman, $759,118; Mr. Van Kemmel, $550,000; Mr. Baer, $498,286; Mr. Clarkson, $498,286; and Mr. Moore, $505,308.
The letter of understanding covering Mr. Olivier's services as Cambridge's Senior Vice President of Strategy and Corporate Development provides for an initial annual base salary payment for 2000 of $700,000.

Executive Bonus Plan

   An executive cash bonus plan was established in 1991 and is reviewed and updated annually. In December 1997, the Management Resource Committee set the terms for the 1998 Executive Bonus Plan, which excluded Messrs. Baer, Clarkson and Van Kemmel. This Plan established a target for pre-tax income for 2000 and a cash bonus pool for executive officers based on achieving target levels. The percentage of the bonus pool available to executive officers for 2000 depended on the extent to which the pre-tax income target for 2000 was met. If 2000 pre-tax income equaled or exceeded the target, 100% of the bonus pool would be available for bonuses; if 2000 pre-tax income was less than the target but greater than 1999 pre-tax income, a pro-rated portion of the bonus pool would be made available. No bonuses would be payable if 2000 pre-tax income was less than the 1999 level. The Management Resources Committee determined, in light of the failure to meet established criteria in 2000, that no cash bonuses would be paid under the Plan in 2000. The Management Resources Committee awarded cash bonuses to certain executive officers for individual performance achievements in 2000, based on the committee's subjective determination in each case that the bonus was merited.

Equity Incentives

   The Management Resource Committee believes that equity compensation aligns employees' long-term objectives with those of stockholders in striving to maximize Cambridge's value. Cambridge's 1991 Stock Option Plan and 1998 Stock Option Plan provide all employees with the opportunity to receive stock options. These options typically vest ratably over a four year period. Each executive officer was granted stock options at the time of hiring and periodically thereafter, including option grants during 2000.

Other Compensation Plans

   Cambridge has various broad-based employee benefit plans, including 401(k), insurance and other benefit plans for its employees.

Compensation of the Chief Executive Officer

   The 2000 base salary for Mr. Messman, Cambridge's President and Chief Executive Officer, was set by the Management Resources Committee in December 1999 in connection with setting the base salaries for the other executive officers as described above. Like the other executive officers, Mr. Messman was granted stock options at the time of his hiring and periodically thereafter. See "Compensation and Other Information Concerning Executive Officers and Directors--Option Grants in 2000" for a description of option grants to Mr. Messman in 2000. Mr. Messman was not paid a cash bonus in 2000.

Deductibility of Executive Compensation Expenses

   In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), the Corporation cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes "qualified performance-based compensation" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. The Management Resources Committee has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Management Resources Committee's present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of
Section 162(m) of the Code.

                       The Management Resource Committee

                          John W. Poduska, Sr., Ph.D.
                                Warren V. Musser

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of March 1, 2001 with respect to beneficial ownership of shares of Cambridge's Common Stock by all
(i) persons known by Cambridge to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) directors, (iii) all executive officers named in the Summary Compensation Table set forth above under "Compensation and Other Information Concerning Executive Officers and Directors--Executive Compensation" individually, and (iv) by all directors and executive officers of Cambridge as a group.

                                                  Amount and Nature
                                                    of Beneficial   Percent of
     Beneficial Owner                               Ownership(1)     Class(2)
     ----------------                             ----------------- ----------
     Safeguard Scientifics, Inc.(3)..............    10,297,389(4)     16.2%
      800 The Safeguard Building
      434 Devon Park Drive
      Wayne, PA 19087
     State of Wisconsin Investment Board(5)......     4,453,600         7.0%
      P.O. Box 7842
      Madison, WI 53707
     Jack L. Messman(6)..........................     1,190,291        1.87%
     Quentin J.F. Baer(7)........................       319,810           *
     Ian P. Clarkson(8)..........................       274,798           *
     H. Carvel Moore(9)..........................       238,842           *
     Maurice Olivier.............................             0           *
     Gerard Van Kemmel(10).......................       470,202           *
     Warren V. Musser(11)........................       455,983           *
     James I. Cash, Jr., Ph.D.(12)...............       240,166           *
     Robert E. Keith, Jr.(13)....................       129,933           *
     John W. Poduska, Sr., Ph.D.(14).............       241,666           *
     James D. Robinson III(15)...................       122,766           *
     All directors and executive officers as a
      group (16 persons)(16).....................     4,151,273        6.53

- --------
  * Less than one percent.
  (1) Unless otherwise indicated, the named person possesses sole voting and investment power with respect to the shares. The shares shown include shares issuable pursuant to options held by the named person that may be exercised within 60 days of March 1, 2001.
  (2) Percentages of ownership are based upon 63,532,271 shares of Common Stock issued and outstanding as of March 1, 2001. Shares of Common Stock that may be acquired pursuant to options that are exercisable within 60 days of March 1, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the percentage ownership of any other person.
  (3) Shares are held of record by Safeguard Delaware, Inc. and Safeguard Scientifics (Delaware), Inc., wholly-owned subsidiaries of Safeguard Scientifics, Inc. This information was obtained from a Schedule 13G filed by Safeguard Scientifics, Inc. with the Securities and Exchange Commission on or about February 26, 2000.
  (4) Safeguard Scientifics, Inc. possesses shared voting and investment power with respect to the shares.
  (5) This information was obtained from a Schedule 13G filed by the State of Wisconsin Investment Board with the Securities and Exchange Commission on or about February 9, 2001.
  (6) Includes 300,000 shares of restricted stock and 859,791 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
  (7) Includes 104,165 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001. Mr. Baer also owns 20,515 ordinary shares of Cambridge Management Consulting

    Holdings Limited, a subsidiary of Cambridge ("CMC"). This number represents 1.5% of the 1,348,560 shares of CMC outstanding.
  (8) Includes 104,165 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001. Mr. Clarkson also owns 27,090 ordinary shares of Cambridge Management Consulting Holdings Limited, a subsidiary of Cambridge ("CMC"). This number represents 2.1% of the 1,348,560 shares of CMC outstanding.
  (9) Includes 197,125 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
(10) Includes 391,327 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
(11) Includes 34,166 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001. Does not include 10,297,389 shares beneficially owned by Safeguard Scientifics, Inc. Mr. Musser disclaims beneficial ownership of the shares beneficially owned by Safeguard Scientifics, Inc.
(12) Includes 139,166 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
(13) Includes 1,000 shares held in a Uniform Gifts to Minors Act account for a minor child and 34,166 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
(14) Includes 169,166 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
(15) Includes 109,166 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.
(16) Includes 2,570,422 shares issuable pursuant to stock options which are exercisable within 60 days of March 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In June 1992, Cambridge entered into a lease for its former Vassar Street, Cambridge, Massachusetts facility. Payments by Cambridge under this lease for 2000 were approximately $1,099,000 (not including taxes). In June 1999 Cambridge vacated this facility and subleased its space to the Massachusetts Institute of Technology. The approximate minimum payments due from Cambridge to its landlord under this lease for 2001 are $1,142,000 (not including taxes). These payments include base rent charges, a management fee equal to one percent of base rent, a monthly parking charge and a portion of the profits realized by Cambridge on its sublease of the facility to MIT. Annual increases in base rent under the lease are based on increases in the Consumer Price Index--Urban Wage Earners and Clerical Workers, U.S. City Average, All Items. Cambridge is also responsible for all operating expenses, real estate taxes and utility charges, and most insurance and maintenance obligations for the leased premises. The leased premises include approximately 62,000 square feet of rentable floor space. The lease term is for an initial term of fifteen years, with two options to extend for periods of five years each. The approximate minimum payments due from MIT to Cambridge under the sublease for 2001 are $1,299,000 (not including taxes). The term of the sublease expires in August 2007. This facility is owned by a trust of which Mr. Musser, a director of Cambridge, is the sole beneficiary. Cambridge's Board of Directors believes the lease terms are no less favorable to Cambridge than could be obtained by Cambridge from an unrelated third party.

   On August 27, 1999, Cambridge made a loan to Mr. Messman, a director and the President and Chief Executive Officer of Cambridge, in the amount of $1,400,000 in connection with his relocation from Fort Worth, Texas to Boston, Massachusetts. The loan is interest free. The loan was repaid in full in March 2001.

   During 2000, Cambridge received consulting services from J.D. Robinson Incorporated. Cambridge paid $384,305 for these services. Mr. Robinson, a director of Cambridge, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated.

   On November 13, 1998, Cambridge made a loan to Mr. Moore, an executive officer of Cambridge, in the amount of $220,000. The loan agreement was amended to extend the term and increase the interest rate to 5.32% per annum. The full amount of the loan and accrued interest thereon was repaid to Cambridge in January 2001.

   On November 2, 1998, Cambridge made a loan to Mr. Theo Schnitfink, a former executive officer of Cambridge, in the amount of 200,000 Netherlands Guilders. The interest rate on the loan is 5.06% per annum. On December 21, 1998, Cambridge made an additional loan to Mr. Schnitfink in the amount of 400,000 Netherlands Guilders. On February 24, 2000, Cambridge made a loan to Mr. Schnitfink in the amount of $1,000,000, secured by certain real estate, shares of Cambridge securities and life insurance proceeds. The interest rate on the loan is prime plus 1% per annum. The full amount of the loans and accrued interest thereon is due and payable on March 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Consolidated Financial Statements.

     For the following consolidated financial information included herein, see Index to Item 8 on Page 24:

       Report of Independent Accountants.
       Consolidated Balance Sheets as of December 31, 2000 and 1999.
       Consolidated Statements of Operations for the years ended December
        31, 2000, 1999 and 1998.
       Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 2000, 1999 and 1998.
       Consolidated Statements of Cash Flows for the years ended December
        31, 2000, 1999 and 1998.
       Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.

     The following consolidated financial statement schedule is included in
  Item 8 of this Form 10-K:

      II--Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

     3. List of Exhibits.

 Exhibit No.                             Description
 -----------                             -----------
  3.1(i)(1)  Amended and Restated Certificate of Incorporation of the Company,
              as amended.

  3.1(ii)(2) Amended and Restated By-laws of the Company.

  4.1(3)     Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholders Services, LLC (the "Rights
              Agreement").

  4.2(3)     Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services,
              LLC.

  4.3(4)     Amendment No. 2 to the Rights Agreement dated March 11, 2001 by and between the Company and ChaseMellon Shareholder Services,
              LLC.

  4.4(4)     Agreement and Plan of Reorganization by and among Novell, Inc.,
              Ceres Neptune Acquisition Corp. and the Company dated March 11,
              2001.

 10.1(2)     Lease dated June 4, 1992, as amended, between 304 Vassar Street
              Realty Trust and the Company, for 304 Vassar Street, Cambridge,
              Massachusetts.

 10.2(5)*    Amended and Restated 1991 Stock Option Plan as amended.

 10.3(6)     Credit Agreement, dated as of September 10, 1998, by and among the
              Company, certain of its subsidiaries, The Chase Manhattan Bank and Fleet National Bank.

 10.4(6)     Guaranty dated September 10, 1998 by certain subsidiaries of the
              Company in favor of The Chase Manhattan Bank and Fleet National
              Bank.

 10.5        First Amendment to Credit Agreement, dated as of February 7, 2001, by and among the Company, certain of its subsidiaries, The Chase
              Manhattan Bank and Fleet National Bank.

 10.6(5)*  Description of 1997 Executive Bonus Plan.

 10.7(5)*  Form of Split-Dollar Life Insurance Agreement for Executive Officers
            and Vice Presidents

 10.8(7)*  Employment Agreement between the Company and Jack L. Messman, dated as of August 27, 1999.

 10.9(7)*  Restricted Stock Award Agreement between the Company and Jack L.
            Messman, dated as of August 27, 1999.

 10.10(7)* Form of non-qualified stock agreement awarded to Jack L. Messman, dated August 27, 1999.

 10.11     Promissory Note, dated August 27, 1999, from Jack L. Messman to the
            Company.

 10.12(8)* Amended and Restated Service Agreement between the Company and
            Gerard Van Kemmel, dated July 12, 1999.

 10.13*    Service Agreement between CMC and Quentin Baer dated January, 2001.

 10.14*    Service Agreement between CMC and Ian Clarkson dated January, 2001.

 10.15(9)  Promissory Note, dated November 13, 1998, from H. Carvel Moore to the Company.

 10.16(9)  Promissory Note, dated December 21, 1998, from Theo Schnitfink to the Company.

 10.17(9)  Promissory Note, dated November 2, 1998, from Theo Schnitfink to the
            Company.

 10.18(7)  Secured Recourse Promissory Note, dated February 24, 2000, from Theo
            Schnitfink to the Company.

 10.19(7)  Pledge Agreement, dated February 24, 2000, between Theo Schnitfink and the Company.

 10.20(7)* H. Carvel Moore Letter of Understanding, dated March 3, 2000.

 10.21*    Engagement Letter between Cambridge and RRE Advisors, LLC dated
            December 15, 1995

 10.22*    Letter of Understanding between the Company and MADIAN S.A., dated
            February 8, 2001

 10.23(4)  Voting Agreement between Jack L. Messman and Novell, Inc. dated
            March 12, 2001.

 11        Statement Regarding Computation of Per Share Earnings.

 21        Subsidiaries of the Company.

 23        Consent of PricewaterhouseCoopers LLP.

 24        Power of Attorney (included on Signature Page to this report)

 99.1      Cambridge Technology Capital Fund I L.P. Financial Statements

- --------
(1) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(4) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated March 13, 2001.
(5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1997.
(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1999.
(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q/A for the three-month period ended September 30, 1999.
(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1998.
- --------
*Indicates a management contract or any compensatory plan, contract or arrangement.

   (b) Reports on Form 8-K.

   The Company filed no current reports on Form 8-K during the quarter ended December 31, 2000.

   (c) Exhibits.

   The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Section can be obtained by calling the Commission at 1-800-SEC-0300. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Certain reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 30th day of March, 2001.

                                          Cambridge Technology Partners
                                          (Massachusetts), Inc.

                                                 /s/  Jack L. Messman
                                          By: _________________________________
                                                      Jack L. Messman,
                                                     President and CEO

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

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Jack L. Messman           Chief Executive Officer,     March 30, 2001
______________________________________  President and Director
           Jack L. Messman              (Principal Executive
                                        Officer)

        /s/ John J. Gavin, Jr.         Senior Vice President,       March 30, 2001
______________________________________  Chief Financial Officer
          John J. Gavin, Jr.            and Treasurer (Principal
                                        Financial Officer)

       /s/ Thomas G. Mackiewicz        Vice President, Corporate    March 30, 2001
______________________________________  Controller and Chief
         Thomas G. Mackiewicz           Accounting Officer
                                        (Principal Accounting
                                        Officer)

         /s/ Warren V. Musser          Director                     March 30, 2001
______________________________________
           Warren V. Musser

       /s/ John W. Poduska, Sr.        Director                     March 30, 2001
______________________________________
         John W. Poduska, Sr.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Robert E. Keith, Jr.        Director                     March 30, 2001
______________________________________
         Robert E. Keith, Jr.

        /s/ James I. Cash, Jr.         Director                     March 30, 2001
______________________________________
          James I. Cash, Jr.

      /s/ James D. Robinson III        Director                     March 30, 2001
______________________________________
        James D. Robinson III

                                                                     SCHEDULE II

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1998, 1999, and 2000
                                 (in thousands)

                                                  (2)
                                       (1)     Charged to
                         Balance at Charged to   other               Balance at
Allowances for Doubtful  Beginning   cost and  accounts-               End of
Accounts                 of Period   expenses   describe  Deductions   Period
- -----------------------  ---------- ---------- ---------- ---------- ----------
Year ended December 31,
 1998...................    2,757      4,303      --        2,510       4,550
Year ended December 31,
 1999...................    4,550     12,487      --        6,750      10,287
Year ended December 31,
 2000...................   10,287     23,266      --       15,589      17,964