Form 10-K405/A
period 2000-12-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2001-04-26
CIK 895462

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               ------------------------------------------------
                                  FORM 10-K/A



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

     As of March 28, 2001, there were 63,532,271 shares of Common Stock outstanding.

                               EXPLANATORY NOTE.

     Cambridge Technology Partners (Massachusetts), Inc., the registrant, hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 to include exhibits 10.24 through 10.27, copies of which are attached hereto.

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   3.   List of Exhibits.

EXHIBIT NO.                                             DESCRIPTION
-----------     ---------------------------------------------------------------------------------------------------
3.1(i)(1)       Amended and Restated Certificate of Incorporation of the Company, as amended.

3.1(ii)(2)      Amended and Restated By-laws of the Company.

4.1(3)          Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholders Services, LLC
                (the "Rights Agreement").

4.2(3)          Amendment No. 1 to the Rights Agreement, dated September 30, 1998, by and between the Company and ChaseMellon
                Shareholder Services, LLC.

4.3(4)          Amendment No. 2 to the Rights Agreement, dated March 11, 2001, by and between the Company and ChaseMellon
                Shareholder Services, LLC.

4.4(4)          Agreement and Plan of Reorganization by and among Novell, Inc., Ceres Neptune Acquisition Corp. and the
                Company, dated March 11, 2001.

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

10.6(5)*        Description of 1997 Executive Bonus Plan.

10.7(5)*        Form of Split-Dollar Life Insurance Agreement for Executive Officers and Vice Presidents.

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

10.9(7)*        Restricted Stock Award Agreement between the Company and Jack L. Messman, dated as of August 27, 1999.

10.10(7)*       Form of non-qualified stock agreement awarded to Jack L. Messman, dated August 27, 1999.

10.11           Promissory Note, dated August 27, 1999, from Jack L. Messman to the Company.

10.12(8)*       Amended and Restated Service Agreement between the Company and Gerard Van Kemmel, dated July 12, 1999.

10.13*          Service Agreement between CMC and Quentin Baer, dated January, 2001.

10.14*          Service Agreement between CMC and Ian Clarkson, dated January, 2001.

EXHIBIT NO.                                             DESCRIPTION
-----------     ---------------------------------------------------------------------------------------------------

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

10.17(9)        Promissory Note, dated November 2, 1998, from Theo Schnitfink to the Company.

10.18(7)        Secured Recourse Promissory Note, dated February 24, 2000, from Theo Schnitfink to the Company.

10.19(7)        Pledge Agreement, dated February 24, 2000, between Theo Schnitfink and the Company.

10.20(7)*       H. Carvel Moore Letter of Understanding, dated March 3, 2000.

10.21*          Engagement Letter between Cambridge and RRE Advisors, LLC, dated December 15, 1995.

10.22*          Letter of Understanding between the Company and MADIAN S.A., dated February 8, 2001.

10.23(4)        Voting Agreement between Jack L. Messman and Novell, Inc., dated March 12, 2001.

10.24*          Severance Agreement between the Company and Gerard Van Kemmel, dated October 19, 2000.

10.25*          Severance Agreement between the Company and Herbert C. Moore, Jr., dated October 19, 2000.

10.26*          Severance Agreement between the Company and Maurice Olivier, dated October 19, 2000.

10.27*          Severance Agreement between the Company and Jack L. Messman, dated October 19, 2000.

11              Statement Regarding Computation of Per Share Earnings.

21              Subsidiaries of the Company.

23              Consent of PricewaterhouseCoopers LLP.

24              Power of Attorney (included on Signature Page to this report).

99.1            Cambridge Technology Capital Fund I L.P. Financial Statements.

----------------
(1) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1998
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(4) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated March 13, 2001.
(5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1997.
(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1999.
(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q/A for the three-month period ended September 30, 1999.
(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1998.
* Indicates a management contract or any compensatory plan, contract or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 26th day of April, 2001.

                                    Cambridge Technology Partners
                                    (Massachusetts), Inc.


                                    By: /s/ Joseph A. LaSala, Jr.
                                        -------------------------
                                        Joseph A. LaSala, Jr.
                                        Senior Vice President, General Counsel
                                        and Secretary

                               INDEX TO EXHIBITS

EXHIBIT NO.                                               Description
-----------     ---------------------------------------------------------------------------------------------------
3.1(i)(1)       Amended and Restated Certificate of Incorporation of the Company, as amended.

3.1(ii)(2)      Amended and Restated By-laws of the Company.

4.1(3)          Rights Agreement, dated June 23, 1997, by and between the Company and ChaseMellon Shareholders Services, LLC
                (the "Rights Agreement").

4.2(3)          Amendment No. 1 to the Rights Agreement, dated September 30, 1998, by and between the Company and ChaseMellon
                Shareholder Services, LLC.

4.3(4)          Amendment No. 2 to the Rights Agreement, dated March 11, 2001, by and between the Company and ChaseMellon
                Shareholder Services, LLC.

4.4(4)          Agreement and Plan of Reorganization by and among Novell, Inc., Ceres Neptune Acquisition Corp. and the Company,
                dated March 11, 2001.

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

10.4(6)         Guaranty dated September 10, 1998 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank and
                Fleet National Bank.

10.5(10)        First Amendment to Credit Agreement, dated as of February 7, 2001, by and among the Company certain of its subsidiaries, The Chase Manhattan Bank and Fleet National Bank.

10.6(5)*        Description of 1997 Executive Bonus Plan.

10.7(5)*        Form of Split-Dollar Life Insurance Agreement for Executive Officers and Vice Presidents.

10.8(7)*        Employment Agreement between the Company and Jack L. Messman, dated as of August 27, 1999.

10.9(7)*        Restricted Stock Award Agreement between the Company and Jack L. Messman, dated as of August 27, 1999.

10.10(7)*       Form of non-qualified stock agreement awarded to Jack L. Messman, dated August 27, 1999.

10.11(10)       Promissory Note, dated August 27, 1999, from Jack L. Messman to the Company.

10.12(8)*       Amended and Restated Service Agreement between the Company and Gerard Van Kemmel, dated July 12, 1999.

10.13(10)*      Service Agreement between CMC and Quentin Baer, dated January, 2001.

10.14(10)*      Service Agreement between CMC and Ian Clarkson, dated January, 2001.

10.15(9)        Promissory Note, dated November 13, 1998, from H. Carvel Moore to the Company.

10.16(9)        Promissory Note, dated December 21, 1998, from Theo Schnitfink to the Company.

10.17(9)        Promissory Note, dated November 2, 1998, from Theo Schnitfink to the Company.

10.18(7)        Secured Recourse Promissory Note, dated February 24, 2000, from Theo Schnitfink to the Company.

10.19(7)        Pledge Agreement, dated February 24, 2000, between Theo Schnitfink and the Company.

EXHIBIT NO.                                               Description
-----------     ---------------------------------------------------------------------------------------------------
10.20(7)*       H. Carvel Moore Letter of Understanding, dated March 3, 2000.

10.21(10)*      Engagement Letter between Cambridge and RRE Advisors, LLC, dated December 15, 1995.

10.22(10)*      Letter of Understanding between the Company and MADIAN S.A., dated February 8, 2001.

10.23(4)        Voting Agreement between Jack L. Messman and Novell, Inc., dated March 12, 2001.

10.24*          Severance Agreement between the Company and Gerard Van Kemmel, dated October 19, 2000.

10.25*          Severance Agreement between the Company and Herbert C. Moore, Jr., dated October 19, 2000.

10.26*          Severance Agreement between the Company and Maurice Olivier, dated October 19, 2000.

10.27*          Severance Agreement between the Company and Jack L. Messman, dated October 19, 2000.

11(10)          Statement Regarding Computation of Per Share Earnings.

21(10)          Subsidiaries of the Company.

23(10)          Consent of PricewaterhouseCoopers LLP.

24(10)          Power of Attorney.

99.1(10)        Cambridge Technology Capital Fund I L.P. Financial Statements.

----------------
(1) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-56338).
(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form 8-A/A filed on September 30, 1998.
(4) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated March 13, 2001.
(5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1997.
(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1999.
(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q/A for the three-month period ended September 30, 1999.
(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 1998.
(10) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the twelve-month period ended December 31, 2000.

* Indicates a management contract or any compensatory plan, contract or arrangement.