Form 10-Q
period 2001-03-31
CAMBRIDGE TECHNOLOGY PARTNERS MASSACHUSETTS INC
filed 2001-05-15
CIK 895462

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
       (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

     As of April 30, 2001, there were 63,532,772 shares of common stock outstanding.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of March 31, 2001 and
    December 31, 2000                                                   3

  Consolidated Statements of Operations for the Three
    Months Ended March 31, 2001 and 2000                                4

  Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2001 and 2000                                5

  Notes to Consolidated Financial Statements                            6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         12

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    23


PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings                                             24

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                     24

Item 6:  Exhibits and Reports on Form 8-K                              25

SIGNATURES                                                             26

EXHIBIT INDEX                                                          27

 PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
  -------  --------------------

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                 March 31,   December 31,
                                                                   2001         2000
-------------------------------------------------------------   ----------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                        $ 47,056       $ 66,723
 Investments                                                        17,257         29,987
 Accounts receivable, less allowance of $14,416 and $17,964
  at March 31, 2001 and December 31, 2000, respectively             85,177         96,537
 Unbilled revenue on contracts                                      13,557          8,813
 Deferred income taxes                                              25,518         14,083
 Prepaid expenses and other current assets                          31,958         31,936
                                                                  --------       --------
  Total current assets                                             220,523        248,079

Property and equipment, net                                         38,978         44,310
Deferred income taxes                                               33,938         33,938
Long-term investments                                                7,098          8,094
Other assets                                                        10,886          8,123
                                                                  --------       --------
  Total assets                                                    $311,423       $342,544
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $ 18,147       $ 13,879
 Accrued expenses                                                   47,499         60,150
 Accrued restructuring costs                                        14,411         11,933
 Deferred revenue                                                    3,731          6,091
 Income taxes payable                                               21,955         24,822
                                                                  --------       --------
  Total current liabilities                                        105,743        116,875

Other long-term liabilities                                          1,250          1,250

Commitments and contingencies (see Note  G)

Stockholders' equity:
 Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively                  -              -
 Common stock, $.01 par value, 250,000,000 shares authorized;
  63,532,271 and 63,492,236  shares issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively                635            635
 Additional paid-in capital                                        171,852        171,782
 Retained earnings                                                  45,887         67,123
 Accumulated other comprehensive loss                              (12,510)       (13,458)
 Deferred compensation                                              (1,434)        (1,663)
                                                                  --------       --------
  Total stockholders' equity                                       204,430        224,419
                                                                  --------       --------
  Total liabilities and stockholders' equity                      $311,423       $342,544
                                                                  ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended March 31,
                                         ----------------------------
                                               2001       2000
                                             --------   --------

Revenues                                     $116,485   $147,592
Costs and expenses:
 Project costs                                 70,307     89,925
 General and administration                    49,632     59,067
 Sales and marketing                           17,137     19,295
 Restructuring and other costs                 11,000          -
                                             --------   --------
   Total operating expenses                   148,076    168,287
                                             --------   --------

Loss from operations                          (31,591)   (20,695)

Other income (expense):
 Interest income, net                             850        706
 Gain (loss) on investment                     (1,096)     5,113
 Gain on sale of assets                             -      7,661
 Foreign exchange gain (loss)                    (834)        90
                                             --------   --------
   Total other income (expense)                (1,080)    13,570
                                             --------   --------

Loss before income taxes                      (32,671)    (7,125)
Benefit for income taxes                      (11,435)    (2,850)
                                             --------   --------

Net loss                                     $(21,236)  $ (4,275)
                                             ========   ========

Basic net loss per share                        $(.34)     $(.07)
                                             ========   ========

Diluted net loss per share                      $(.34)     $(.07)
                                             ========   ========

Weighted average number of
 common shares outstanding - Basic             63,312     62,270
                                             ========   ========
Weighted average number of
 common and common
 equivalent shares outstanding - Diluted       63,312     62,270
                                             ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2001       2000
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss                                                $(21,236)  $ (4,275)
Amounts that reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                              4,575      4,238
 Stock based compensation                                     229        500
 Non-cash restructuring costs                              11,000          -
 (Gain) loss on investment                                  1,096     (5,113)
 Gain on sale of assets                                         -     (7,661)
 Change in deferred income taxes                          (11,435)    (2,524)
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable              10,216     (6,248)
   Increase in unbilled revenue on contracts               (5,079)    (3,401)
   Increase in prepaid expenses and other current assets     (510)    (4,911)
   (Increase) decrease in other assets                     (2,959)     1,182
   Increase (decrease) in accounts payable                  4,494     (3,566)
   Decrease in accrued restructuring costs                 (7,085)         -
   (Decrease) increase in accrued expenses                (11,675)     9,536
   (Decrease) increase in deferred revenue                 (2,340)     1,724
   Decrease in income taxes payable                        (3,136)      (314)
   Increase in other long-term liabilities                      -      2,000
                                                          --------   --------
 Net cash used in operating activities                    (33,845)   (18,833)
                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                        (2,589)    (2,790)
Proceeds from the disposal of property and equipment        1,206          -
Purchase of investments                                         -     (1,944)
Proceeeds from investments                                 12,730      7,746
Proceeds from sale of assets                                    -      3,001
                                                          --------   --------
     Net cash provided by investing activities             11,347      6,013
                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital leases                  -        (37)
Proceeds from employee stock purchase plan                      -      2,826
Proceeds from exercise of stock options                        70      5,789
                                                          --------   --------
     Net cash provided by financing activities                 70      8,578
                                                          --------   --------

Effect of foreign exchange rate changes on cash             2,761        (96)

Net decrease in cash and cash equivalents                 (19,667)    (4,338)
Cash and cash equivalents at beginning of period           66,723     62,288
                                                          --------   --------
Cash and cash equivalents at end of period               $ 47,056   $ 57,950
                                                          ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.  BASIS OF REPORTING
--  ------------------

The accompanying consolidated financial statements of Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation ("Cambridge"), include the accounts of Cambridge and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of Cambridge's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional disclosures, including a summary of the Company's accounting policies. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the full year.

B.  ACQUISITION
--  -----------

On March 12, 2001, Novell, Inc. ("Novell) announced it had entered into a definitive agreement to acquire Cambridge. Under terms of the agreement, Novell will exchange 0.668 of a share of Novell common stock for every outstanding share of Cambridge's common stock. The acquisition has been approved by the board of directors of each company and is subject to customary closing conditions, including approval by the shareholders of Cambridge. If completed, Cambridge will become a wholly owned subsidiary of Novell.

C.  RESTRUCTURING AND OTHER COSTS
--  ------------------------------

During the first quarter of 2001, Cambridge approved and implemented a restructuring program that resulted in a charge of $11.0 million for restructuring and other costs. This restructuring plan was designed to remove costs from the organization by eliminating 213 billable and 43 non-billable employees, and reducing space requirements in both United States and European field locations. The $11.0 million charge consists of $8.2 million of severance costs, $1.3 million to close or sublease existing offices, $1.4 million to write-down leasehold improvements and office equipment, and $0.1 million of other associated costs. All severance and other costs associated with the restructuring plan will be paid in 2001. Costs to close offices will be paid in 2001 while costs to sublet offices will be paid according to the lease terms. All leasehold improvements and office equipment will be written-off in 2001.

During 2000, Cambridge approved and implemented restructuring programs that resulted in a charge of $27.0 million for restructuring and other costs. In the fourth quarter of 2000, Cambridge recorded $5.0 million of severance costs as part of a restructuring plan to balance delivery capacity and infrastructure with demand by eliminating 240 billable and 40 non-billable positions. Through March 31, 2001, 250 employees have been eliminated under this plan. In the third quarter of 2000, Cambridge recorded $22.0 million of restructuring costs as part of a plan to eliminate 423 positions and reduce space requirements in both Corporate headquarters and North America field locations. The $22.0 million charge consists of $9.2 million of severance costs, $6.2 million to write-down leasehold improvements and office equipment, $4.1 million to close or sublease existing offices and $2.5 million of other associated costs. Through March 31, 2001, 360 employees have been eliminated under this plan. All severance and other costs associated with the restructuring plan will be paid by September 30, 2001. Costs to close offices will be paid by September 30, 2001 while costs to sublet offices will be paid according to the lease terms. All leasehold improvements and office equipment will be written-off in by September 30, 2001.

Restructuring plan activities since December 31, 2000 were as follows (in thousands, except employee amounts):

                                                                 Employee                        Asset     Other
                                        Total        Total      Termination        Lease        Write-      Exit
                                      Employees      Amount        Costs       Abandonements     downs     Costs
                                     ----------     --------    -----------    -------------    -------    -----
First quarter 2001 provision             256        $11,000       $ 8,185         $1,253        $1,437     $125
Less:
Cash payments and asset
   write-downs                             -              -             -              -             -        -
                                       ------       --------     ---------        -------       -------    -----
Balance of first quarter 2001
   provision at March 31, 2001           256         11,000         8,185             1,253      1,437       125
                                       ------       --------     ---------        ----------    -------    ------

Balance of fourth quarter 2000
  provision at December 31, 2000         280          5,000         5,000                 -          -         -
Less:
Cash payments and asset
   write-downs                          (250)        (4,937)       (4,937)                -          -         -
                                       ------       --------     ---------        ----------    -------    ------
Balance of fourth quarter 2000
  provision at March 31, 2001             30             63            63                 -          -         -
                                       ------       --------     ---------        ----------    -------    ------


Balance of third quarter 2000
   provision at December 31, 2000        125         11,319         3,417             3,029      4,386       487
Less:
Cash payments and asset
   write-downs                           (62)        (3,020)       (1,156)             (967)      (872)      (25)
                                       ------       --------     ---------        ----------    -------    ------
Balance of third quarter 2000
  provision at March 31, 2001             63          8,299         2,261             2,062      3,514       462
                                       ------       --------     ---------        ----------    -------    ------


Total accrued balance at
   March 31, 2001                        349        $19,362       $10,509            $3,315     $4,951      $587
                                       ======       ========     =========        ==========    =======    ======

The total reserve for asset write-downs of $4.9 million is reported in property and equipment, net in the consolidated balance sheets. The remaining $14.4 million of accrued restructuring costs is reported on its own line in the consolidated balance sheets.

D.  NET INCOME PER SHARE
--  --------------------

The following table presents the calculation of earnings per share ("EPS") for the three months ended March 31, 2001 and 2000 (in thousands except per share data):

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2001        2000
                                                     ----------   -----------

Net loss                                              $(21,236)    $(4,275)
                                                     ==========   ===========
Basic:
  Weighted average number of common
  shares outstanding                                    63,312      62,270
                                                     ==========   ===========

     Net loss per share                               $   (.34)    $  (.07)
                                                     ==========   ===========
Diluted:
  Weighted average number of common
  shares outstanding                                    63,312      62,270
   Dilutive effects of stock options                         -           -
                                                     ----------   ----------
   Weighted average number of common and common
      equivalent shares outstanding                     63,312      62,270
                                                     ==========   ==========

        Net loss per share                           $   (.34)     $  (.07)
                                                     ==========   ==========

For the three month periods ended March 31, 2001 and 2000, basic and diluted EPS were calculated based solely on weighted average number of common shares outstanding. For the three months ended March 31, 2001 and 2000, 17.0 million and 15.3 million shares respectively, were excluded from the computation of diluted EPS because the effects of these shares were anti-dilutive.

E.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
--  ------------------------------------------------------------

Effective January 1, 2001, Cambridge adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that Cambridge record all derivatives on its balance sheet at fair value. Cambridge purchases foreign exchange forward contracts in an attempt to mitigate the risk of changes in foreign exchange rates associated with intercompany balances. As of March 31, 2001, Cambridge held foreign exchange forward contracts of approximately $10.4 million and there were no related deferred gains or losses. As of March 31, 2001, Cambridge maintained foreign exchange contracts to mitigate the risk of changes in British pounds, Swiss francs, European euros, Swedish kronas, and Australian dollars. Cambridge does not hold foreign exchange contracts for trading purposes. The contracts generally have maturities of one month. The impact of exchange rate movements on the fair value of the contracts has in the past and continues to be
recorded in other income in the period in which the exchange rates change.   Due
to the fact that the change in fair value of these forward contracts is naturally offset, to a significant extent, in the income statement by changes in the fair value of the foreign currency denominated intercompany balances, Cambridge has elected not to designate these contracts as derivatives in a hedge relationship as defined by FAS 133. Accordingly, the adoption of SFAS 133 had no impact on the results of operations of Cambridge.

F.  COMPREHENSIVE INCOME
--  --------------------

Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components for the three months ended March 31, 2001 and 2000 (in thousands):


                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2001         2000
                                                       ---------    -------

Comprehensive loss:
    Net loss                                           $(21,236)    $(4,275)
    Other comprehensive income (loss):
      Unrealized loss on marketable equity
       securities, net of taxes of ($5) and
       $(2,525) for the three month periods ended
       March 31, 2001 and 2000, respectively                 (9)     (3,788)
      Foreign currency translation adjustment               957      (1,325)
                                                       ----------   ---------
    Other comprehensive income (loss)                       948      (5,113)
                                                       ----------   ---------
        Comprehensive loss                             $(20,288)    $(9,388)
                                                       ==========   =========

G.   COMMITMENTS AND CONTINGENCIES
--   -----------------------------

In March and April 1999, certain stockholders of Cambridge filed ten separate class action lawsuits against Cambridge and certain of the Cambridge's officers in the United States District Court for the District of Massachusetts ("District Court"). These were consolidated by the District Court. The suits alleged misrepresentations and omissions regarding Cambridge's future growth prospects and progress of Cambridge's reorganization in violation of federal securities laws. On March 30, 2001, the District Court dismissed the case in its entirety, with prejudice.

Cambridge is involved in litigation and various other legal matters, which have arisen in the ordinary course of business, some of which relates to the collection of client receivables. Cambridge does not believe that the ultimate resolution of any such existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

On March 12, 2001, Novell announced it had entered into a definitive agreement to acquire Cambridge. Pursuant to change in control agreements, which Cambridge entered into with certain executive officers in October 2000, Cambridge may be required to make severance payments, which could have a material effect on Cambridge's results of operations in the period in which the covered executives are terminated. Under the terms of the agreements, certain executive officers would be entitled to severance benefits if, within 24 months following a change in control, they were involuntarily terminated without cause or voluntarily terminated for good reason. Cambridge is not presently able to reasonably estimate the amounts, if any, which might become payable under the terms of these agreements.

H.   CAMBRIDGE TECHNOLOGY CAPITAL FUND I L.P. (THE "FUND")
--   ------------------------------------------------------

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies providing products and services within the technology industry. Cambridge's ownership interest in the Fund, of approximately 24%, is accounted for using the equity method of accounting. Cambridge's total capital commitment to the Fund is approximately $6.0 million, of which $5.7 million has been contributed through March 31, 2001. The carrying value of Cambridge's investment in the Fund was approximately $5.1 million and $18.2 million at March 31, 2001 and 2000 respectively, and is included in long-term investments in the consolidated balance sheet. For the quarter ended March 31, 2001, Cambridge did not receive any distributions from the Fund. For the quarter ended March 31, 2000, Cambridge received approximately $5.9 million of cash distributions and $14.2 million of distributions in-kind in the form of marketable equity securities. For the first quarter of 2001, Cambridge recorded a loss of $1.1 million from its equity investment in the Fund which was primarily due to impairment charges on portfolio companies yet to go public. The amount of gain or loss allocated to Cambridge each period is based on the allocation of the Fund's income as determined by the Fund's partnership agreement.

Summarized financial information of the Fund is presented as follows (in thousands):

                                                     Three Months Ended
                                                 ---------------------------
                                                          March 31,
                                                     2001             2000
                                                 ------------     ----------

Net realized gains                                $       -        $ 69,967
Net decrease in unrealized
     appreciation of investments                     (3,601)        (51,989)
Net loss from operations                               (166)           (156)
                                                  -----------     -----------

Net increase (decrease) in partners'
 capital                                            $(3,767)       $ 17,822
                                                  ===========     ===========

The net decrease in unrealized appreciation of investments for the three months ended March 31, 2001 and 2000 included zero and $50.0 million respectively, of reversals of unrealized gains from prior periods in order to record realized gains for securities sold or distributed during the current period.

I.   OPERATING SEGMENT INFORMATION
--   -----------------------------
 .
The chief operating decision maker of Cambridge receives reports on three operating segments: North America, International and Change Management Consulting ("CMC"). The North American operating segment consists of e-business, systems integration, and IT consulting services in the United States and Canada, while the International operating segment consists of e-business, systems integration, and IT consulting services outside of North America. CMC consists of operations management consulting in the United States, Canada, and Europe.

Cambridge evaluates each segment's performance based on revenues and income from operations. Total corporate revenues, loss from operations and total assets have been included in North America. The carrying value of the investment in the Fund of $5.1 million and $18.2 million is included in total assets for North America at March 31, 2001 and 2000, respectively. Prior period amounts have been reclassified to conform with current period presentation.

Information about the Company's operating segments is presented as follows (in thousands):

                                                       Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------      ----------

Revenues:
   North America                                    $ 56,886        $ 80,542
   International                                      35,228          35,256
   Change Management Consulting                       24,371          31,794
                                                   ----------      ----------
     Consolidated                                   $116,485        $147,592
                                                   ==========      ==========

Loss from operations:
   North America                                    $(19,765)       $(23,885)
   International                                      (6,526)           (758)
   Change Management Consulting                       (5,300)          3,948
                                                   -----------      ---------

     Consolidated loss from operations               (31,591)        (20,695)
   Other income (expense)                             (1,080)         13,570
                                                   -----------      ---------
Consolidated loss before incomes taxes              $(32,671)       $ (7,125)
                                                   ===========      =========

Total assets:
   North America                                    $230,517        $268,586
   International                                      48,259          56,857
   Change Management Consulting                       32,647          50,735
                                                   ----------       ---------
     Consolidated                                   $311,423        $376,178
                                                   ==========       =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

Overview

On March 12, 2001, Novell, Inc. ("Novell") announced it had entered into a definitive agreement to acquire Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge"). Under terms of the agreement, Novell will exchange 0.668 of a share of Novell common stock for every outstanding share of Cambridge's common stock. The acquisition has been approved by the board of directors of each company and is subject to customary closing conditions, including approval by the shareholders of Cambridge. If completed, Cambridge will become a wholly owned subsidiary of Novell.

Cambridge performs technology and consulting services to help its clients develop and accelerate their transition to Internet-based e-business solutions and processes--the information technology that defines the "New Economy." Founded in 1991, Cambridge provides strategic and management consulting as well as systems integration services to transform its clients into e-Businesses. Working in collaboration with large corporations and high-velocity middle market companies, Cambridge combines a deep understanding of New Economy issues with integrated, end-to-end services, and a proven track record of shared risk and rapid delivery.

Electronic commerce business solutions delivered to clients have become and will likely continue to become more integrated with clients' value chains and legacy systems. Cambridge's service offering generally include Digital Business Strategy, eCommerce, eCustomer Relationship Management, eSupply Chain Management, eEnterprise Resource Management, User Experience Design, and Technology. In addition, the Cambridge service offering includes Change Management Consulting ("CMC"), an operations management leader specializing in the design of operational strategy and, equally important, the execution of that strategy.

Cambridge provides a significant portion of its services on a fixed-time, fixed-price model, with client involvement at all stages of the process. Cambridge and its clients generally agree on a contractually fixed price for each phase of a project. In performing its services, Cambridge brings together key client users, executives, and IT professionals in interactive sessions to achieve consensus on the business case, strategic objectives, and functionality of a business solution. In many cases, Cambridge employs a rapid deployment methodology that features an iterative approach. Cambridge believes that these techniques permit the delivery of results in rapid time frames--typically within three to twelve months.

Cambridge continues to be adversely impacted by a slowing economy, particularly in the United States. During 2001, Cambridge recorded $11.0 million of restructuring and other costs in a restructuring plan designed to continue to remove costs from the business by balancing current delivery capacity and infrastructure with demand. As a result, 213 billable and 43 non-billable positions will be eliminated, and office space requirements will be reduced in field locations.

Voluntary employee turnover, on an annualized basis, was approximately 26% for the first quarter of 2001 compared to approximately 23% for the fourth quarter of 2000. Cambridge's headcount was approximately 3,500 at March 31, 2001 compared to approximately 3,800 at December 31, 2000. Cambridge continues to assess the skill sets necessary to address the changing market dynamics and focuses on training, hiring, and assimilating appropriate personnel to service its clients.

On July 27, 2000, Cambridge announced that it is exploring strategic options to allow CMC, its operations management consulting unit, to operate as a more independent but majority-owned business of Cambridge. Options being considered include investment by a strategic partner or listing on a European stock exchange. The changes Cambridge is considering are designed to enable CMC to grow faster and to recruit and retain the best personnel with share option and incentive programs directly aligned with the unit's performance. Cambridge has completed much of the work required to restructure CMC in order to facilitate the options under consideration. Due to the slowdown of the global economy Cambridge does not expect to carry out one of these options until the second half of 2001. The closing of any of these options may be delayed and may be contingent upon the condition of the global economy and CMC's industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 2000

Revenues decreased 21% to $116.5 million in 2001 compared to $147.6 million in 2000. The decrease in revenues in 2001 compared to 1999 was primarily due to a 29% decrease in revenues from its North America operating unit to $56.9 million from $80.5 million and a 23% decrease in revenues from its CMC unit to $24.4 million from $31.8 million. Revenues from Cambridge's International operating unit were essentially unchanged at $35.2 million for the quarter ended March 31, 2001 compared to $35.3 million for the quarter ended March 31, 2000. The decrease in North America operating unit revenues, which consists of e-business, systems integration, and IT consulting services in the United States and Canada, was primarily due to the ongoing weakness in the North American economy which has caused clients to reduce spending, resulting in a slower sales cycle, contract cancellations or the deferral of additional phases of e-business initiatives. The decrease in CMC revenues, which consists of operations management consulting in the United States, Canada and Europe, was primarily due to weakness in the North American and Western Europe economies that resulted in reduced spending on such projects.

Geographically, North American revenues decreased 29% to $64.9 million, or 56% of revenue, in 2001 from $91.2 million, or 62% of revenues, in 2000. Revenues from International operations decreased by 9% to $51.6 million, or 44% of revenues, in 2001 from $56.4 million, or 38% of revenues, in 2000. The decrease in North American revenues is primarily due to the ongoing weakness in the North American economy which has slowed demand for Cambridge's services. The decrease in International revenues was primarily due to unfavorable foreign exchange rates.

Project costs consist principally of salaries and benefits for personnel dedicated to client projects and other non-reimbursable project costs. Project costs were $70.3 million, or 60% of revenues in 2001, compared to $89.9 million, or 61% of revenues, in 2000. The dollar and percentage decrease was due primarily to an $18.6 million decrease in payroll and payroll related costs. The decrease in payroll and payroll related costs was primarily due to the 16% decrease in worldwide project personnel headcount to 2,664 employees at March 31, 2001, from 3,174 employees at March 31, 2000, and the impact of accruing lower bonuses in 2001 due to the financial performance of Cambridge.

General and administration expenses include salaries and benefits associated with management and support personnel including, all corporate functions, facilities costs, training, non-project travel, professional fees, and recruiting costs. General and administration expenses were $49.6 million, or 43% of revenues in 2001, compared to $59.1 million, or 40% of revenues in 2000. The dollar decrease was primarily due to a $4.0 million decrease in non-project travel costs caused by lower project personnel headcount and enhanced spending controls. The dollar decrease is also due to a $3.2 million reduction in facilities and telecommunication costs and a $2.0 million reduction in payroll and recruiting costs. The percentage increase is primarily due to the decrease in revenues. General and administration headcount increased 3% to 542 employees at March 31, 2001, from 525 employees at March 31, 2000.

Sales and marketing expenses include salaries and benefits associated with sales and marketing personnel, as well as commissions, travel and entertainment costs, advertising and branding costs. Sales and marketing expenses were $17.1 million, or 15% of revenues in 2001, compared to $19.3 million, or 13% of revenues in 2000. The dollar decrease resulted primarily from lower advertising costs. Sales and marketing headcount increased 2% to 247 employees at March 31, 2001, from 243 employees at March 31, 2000.

During the first quarter of 2001, Cambridge recorded $11.0 million of restructuring and other costs in conjunction with a restructuring plan designed to remove costs from the organization by eliminating 213 billable and 43 non-billable employees, and reducing space requirements in both United States and European field locations. The $11.0 million charge consists of $8.2 million of severance costs, $1.3 million to close or sublease existing offices, $1.4 million to write-down leasehold improvements and office equipment, and $0.1 million of other associated costs. All severance and other costs associated with the restructuring plan will be paid in 2001. Costs to close offices will be paid in 2001 while costs to sublet offices will be paid according to the lease terms. All leasehold improvements and office equipment will be written-off in 2001. The 2001 restructuring plan is expected to result in total annual cash and cost savings of approximately $28.5 million, consisting of $20.8 million of project costs, $4.8 million of general and administrative costs, and $2.9 million of sales and marketing costs.

During the year ended December 31, 2000, Cambridge recorded $27.0 million of restructuring and other costs. In the fourth quarter of 2000, Cambridge recorded $5.0 million of severance costs as part of a restructuring plan to balance delivery capacity and infrastructure with demand by eliminating 280 positions. In the third quarter of 2000, Cambridge recorded $22.0 million of restructuring costs as part of a plan to eliminate 423 positions and reduce space requirements in both Corporate headquarters and North America field locations. The $22.0 million charge consists of $9.2 million of severance costs, $6.2 million to write-down leasehold improvements and office equipment, $4.1 million to close or sublease existing offices and $2.5 million of other associated costs. All severance and other costs associated with the restructuring plan will be paid by September 30, 2001. Costs to close offices will be paid by September 30, 2001 while costs to sublet offices will be paid according to lease terms. All leasehold improvements and office equipment will be written-off by September 30, 2001. The 2000 restructuring plan is expected to result in total annual cash and cost savings of approximately $80.0 million, consisting of $60.0 million of project costs, $17.0 million of general and administrative costs, and $3.0 million of sales and marketing costs.

Restructuring plan activities since December 31, 2000 were as follows (in thousands, except employee amounts):

                                                                 Employee                        Asset     Other
                                        Total        Total      Termination        Lease         Write-      Exit
                                      Employees      Amount        Costs       Abandonements      downs     Costs
                                      ---------     -------     -----------    -------------    -------   --------
First quarter 2001 provision             256        $11,000       $ 8,185         $1,253        $1,437      $125
Less:
Cash payments and asset
   write-downs                             -             -             -               -             -         -
                                      --------      -------       --------       --------       -------     -----
Balance of first quarter 2001
   provision at March 31, 2001           256         11,000         8,185          1,253         1,437       125
                                      --------      --------      --------       --------       -------     -----

Balance of fourth quarter 2000
  provision at December 31, 2000         280          5,000         5,000              -             -         -
Less:
Cash payments and asset
   write-downs                          (250)        (4,937)       (4,937)             -             -         -
                                      -------      ---------      --------       --------       -------     -----
Balance of fourth quarter 2000
  provision at March 31, 2001             30             63            63              -             -         -
                                      -------      ---------      --------       --------       -------     -----


Balance of third quarter 2000
   provision at December 31, 2000        125         11,319         3,417          3,029         4,386       487
Less:
Cash payments and asset
   write-downs                           (62)        (3,020)       (1,156)          (967)         (872)      (25)
                                      -------      ---------      --------       --------       -------     -----
Balance of third 2000
  provision at March 31, 2001             63          8,299         2,261             2,062      3,514       462
                                      -------      ---------      --------       -----------    -------     -----
 Total accrued balance at
   March 31, 2001                        349        $19,362       $10,509            $3,315     $4,951      $587
                                      =======      =========      ========       ===========    =======    ======

Included in other expense for the first quarter of 2001 is a $1.1 million loss on Cambridge's equity investment in the Cambridge Technology Capital Fund I L.P. (the "Fund") compared to a gain of $5.1 million for the same period in 2000. The $1.1 million loss in 2001 is primarily due to impairment charges on portfolio companies yet to go public, while the $5.1 million gain in 2000 is primarily due the increase in market value of public portfolio companies. During 2000, Cambridge also recorded a $7.7 million gain from the sale of its Cambridge Information Network ("CIN") business

Cambridge maintains monthly foreign exchange forward contracts in an attempt to hedge against the risk of changes in foreign exchange rates associated with intercompany balances. This risk coverage is dependent upon forecasted intercompany activities at the beginning of each month. The exchange rate gains and losses are directly related to the accuracy of such forecasted amounts. As of March 31, 2001, Cambridge held foreign exchange contracts of approximately $10.4 million. The Company continues to monitor the impact of foreign currency exchange rates on revenues.

Cambridge's effective income tax rate was 35.0% in 2001 compared to 40.0% in 2000. Cambridge reduced its tax rate from period to period as it does not expect to realize the full benefit of it net operating loss carryforwards. Cambridge's effective tax rate may vary from period to period based on Cambridge's profitability, future expansion into areas with varying country, state, and local statutory income tax rates as well as the impact of any valuation allowances recorded against its deferred tax assets.

Net loss for the first quarter of 2001 was $21.2 million or $0.34 per share (basic and diluted) compared to a net loss of $4.3 million or $.07 per share (basic and diluted) for the same period in 2000. The net loss for 2001 includes $7.2 million, after taxes, of restructuring and other costs or $0.11 per share (basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Cambridge continued to operate debt-free in 2001 and working capital was $114.8 million at March 31, 2001, compared to $131.2 million at December 31, 2000. The decrease was primarily due to a decrease in cash and cash equivalents, investments and accounts receivable, partially offset by an increase in deferred income taxes and a decrease in accrued expenses. Cambridge's days sales outstanding was 66 days at March 31, 2001 compared to 70 days at December 31, 2000. This decrease in days sales outstanding was primarily due to a decrease in accounts receivable from 2000 to 2001 related to enhancements to Cambridge's credit and collection process and a decrease in revenue. Cambridge actively assesses and monitors the collectability of its accounts receivable.

Net cash used in operating activities was $33.8 million for the first quarter of 2001 compared to $18.8 million for the same period in 2000. Net cash used in operating activities of $33.8 million for the first quarter of 2001 was primarily due to a net loss of $21.2 million, a $11.4 million increase in deferred income taxes and $11.7 million decrease in accrued expenses partially offset by a $10.2 decrease in accounts receivable. Net cash used in operating activities of $18.8 million for the first quarter of 2000 was primarily due to a net loss of $4.3 million, adjusted for non-operating gains from investments and the sale of assets of $12.8 million and was partially offset by a $9.5 million increase in accrued expenses.

Cash provided by investing activities increased to $11.3 million for the first quarter of 2001 from $6.0 million for the same period in 2000. The increase was primarily due to the maturity of investments held to maturity that were not reinvested.

Cash provided by financing activities the first quarter of 2001 decreased to essentially zero from $8.6 million for the same period in 2000. The decrease was caused by the termination of the employee stock purchase plan in the second half of 2000 and a decrease in the market value of Cambridge's common stock price which significantly reduced the exercise of options to purchase common stock.

Capital expenditures of $2.6 million in 2001 were used principally for leasehold improvements in order to prepare offices to be subleased in conjunction with Cambridge's restructuring plans. Capital expenditures for 2001 are expected to approximate $10.0 million, principally for leasehold improvements, personal computers, telecommunication other equipment to support both current and anticipated levels of customer activities worldwide. The actual amount of capital expenditures may vary from management's estimates as capital needs arise and actual expenditures are made.

Cambridge evaluates, on an ongoing basis, potential acquisitions of companies or technologies that may complement or enhance Cambridge's global growth initiatives. Cambridge cannot be certain that it will be able to identify suitable acquisition opportunities at an acceptable cost, if at all. Liquidity may also be affected by acquisitions of companies or technology.

The Fund was formed in October 1997 as a limited partnership with committed capital of approximately $25.3 million. The Fund's goal is capital appreciation and is intended to invest in expansion-stage, private companies. A wholly-owned subsidiary of Cambridge acts as the general partner of the Fund's general partner and Cambridge's investment is accounted for using the equity method of accounting. Cambridge's capital commitment to the Fund is approximately $6.0 million. At March 31, 2001, Cambridge's cumulative capital contribution to the Fund amounted to $5.7 million. Cambridge's investment in the Fund resulted in a net loss of approximately $1.1 million for the quarter ended March 31, 2001.

Cambridge has recorded a deferred tax asset of $59.5 million reflecting the reflecting the benefit of $28.3 million in net operating loss carryforwards, which expire in varying amounts between 2004 and 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 2000, Cambridge recorded a valuation allowance of $4.9 million related to state net operating loss carryforwards that generally have a shorter life than the federal net operating loss carryforwards 20 years.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (statements that are not historical fact) including, without limitation, statements regarding Cambridge's future net revenues and profits; Cambridge's planned transition to e-Business; Cambridge's reliance on key personnel to guide these efforts and its ability to attract and retain qualified employees; capital expenditures; liquidity sources and needs; working capital needs; effectiveness of Cambridge's cost cutting initiatives; e-Business initiatives undertaken in response to customer demand and anticipated market growth opportunities; Cambridge's announced strategy for CMC and CMC's future financial performance; increases in personnel and wages for our personnel; the impact of varying compensation arrangements; and litigation.

These forward-looking statements are not guarantees and are subject to several risks and uncertainties. While it is impossible to identify each factor and event that could affect our results, there are a number of important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements and that could have an impact on our operating results, including, without limitation, the risks described in "Factors that May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as the risk factors relating to Cambridge and the proposed transaction with Novell set forth in the Registration Statement on Form S-4 of Novell, as filed with the Securities and Exchange Commission on April 20, 2001 (the "Proxy Statement-Prospectus"). We do not assume any obligation to update any of the forward-looking statements we make.

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

IF THE MERGER WITH NOVELL IS NOT COMPLETED, OUR FUTURE BUSINESS AND OPERATIONS COULD BE HARMED

If the merger is not completed, we may be subject to the following material risks:

   . we maybe required to pay Novell a termination fee of $7.3 million, plus any expenses incurred in collecting such fee;

   . the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

   . we will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of our financial advisors, which costs must be paid even if the merger is not completed.

Further, if the merger is terminated and Cambridge's board of directors determines to pursue another merger or business combination, it is not certain that we will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to limited exceptions described in the Proxy Statement-Prospectus, Cambridge and its officers, board of directors and advisors are generally prohibited from soliciting, initiating or knowingly encouraging or entering into extraordinary transactions, such as merger, sale of assets or other business combination, with any party other than Novell.

WE HAVE A RECENT HISTORY OF OPERATING LOSSES INFLUENCED IN PART BY GENERAL ECONOMIC CONDITIONS, AND MAY NOT BE ABLE TO REVERSE THIS TREND IN THE NEAR FUTURE

Primarily as a result of a slowdown in growth in demand for our services, a slowing global economy and increased cost of recruiting and retaining project personnel, we have incurred losses. As a result, we will need to generate additional revenues to achieve profitability. Cambridge's revenues and results of operations will be influenced by general economic conditions in the United States and internationally. In the event of a general economic downturn, or an industry-wide downturn, Cambridge's clients and potential clients may substantially reduce their information technology and related budgets. Additionally, potential clients may decide to implement the information technology projects they do embark upon using international resources, potentially further affecting the strength of our industry. In the event of an economic downturn, Cambridge may not be able to achieve or sustain profitability.

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

  .  inability to retain the acquired customers;

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

  . potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation;" and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- -----------------------------------------------------------

Cambridge maintains investment portfolio holdings of various issuers, types and maturities. Cambridge's cash and equivalents include cash equivalents that Cambridge considers to be investments purchased with original maturities of three months or less. In addition, Cambridge holds investments in governmental securities with original maturities of one year or less that are stated at amortized cost, which approximates fair value, and are classified as investments held to maturity. Given the short-term nature and investment grade quality of these investments at March 31, 2001, a sharp rise in interest rates should not have a material adverse impact on the fair value of these securities. As a result, Cambridge does not currently hedge these interest rate exposures.

Cambridge faces exposure to financial market risks, including adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Cambridge's financial results. Cambridge's primary exposure has been related to local currency revenue and operating expenses in Europe, Japan, and Latin America. Historically, Cambridge has utilized foreign exchange forward contracts to hedge currency exposures associated with certain intercompany payables denominated in local currencies. At March 31, 2001, Cambridge held foreign exchange contracts with a contract value of $10.4 million that have maturities of one month. The goal of Cambridge's hedging activity is to offset the impact of currency fluctuations on certain local currency intercompany payables. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, Cambridge could experience unanticipated currency gains or losses. Due to the short-term maturities of its foreign exchange forward contracts, Cambridge does not expect foreign currency exchange rate fluctuations to have a material impact on its operating results.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

In March and April 1999, certain stockholders of Cambridge filed ten separate class action lawsuits against Cambridge and certain of Cambridge's officers in the United States District Court for the District of Massachusetts ("District Court"). These were consolidated by the District Court. The suits alleged misrepresentations and omissions regarding Cambridge's future growth prospects and progress of Cambridge's reorganization in violation of federal securities laws. On March 30, 2001, the District Court dismissed the case in its entirety, with prejudice.

Cambridge is involved in litigation and various other legal matters, which have arisen in the ordinary course of business, some of which relates to the collection of client receivables. Cambridge does not believe that the ultimate resolution of any such existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)  Exhibits:

     2.1(1)   Agreement and Plan of Reorganization by and among the Company,
              Novell, Inc. and Ceres Neptune Acquisition Corp. dated March 12,
              2001.
     3(i)(2)  Amended and Restated Certificate of Incorporation of the
              Company, as amended.
     3(ii)(3) Amended and Restated By-laws of the Company.
     4.1(4)   Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC ( the "Rights
              Agreement").
     4.2(5)   Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services,
              LLC.
     4.3(1)   Amendment No. 2 to the Rights Agreement dated March 12, 2001, by and between the Company and ChaseMellon Shareholder Services, LLC.
     11       Statement Regarding Computation of Per Share Earnings.
-------------------------------------------------------------------------------
            (1) Incorporated herein by reference to the Company's current report on Form 8-K dated March 13, 2001.
            (2) Incorporated herein by reference to Exhibit 3.1 to the Company's
                Report on Form 10-Q for the period ended June 30, 1998.
            (3) Incorporated herein by reference to Exhibit 3.2 to the Company's
                Registration Statement on Form S-1 (File No. 33-56338).
            (4) Incorporated herein by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form 8-A/A filed on September 30,
                1998.
            (5) Incorporated herein by reference to Exhibit 4.2 to the Company's
                Registration Statement on Form 8-A/A filed on September 30,
                1998.



(b)  Reports on Form 8-K:

     The Company filed one current report on Form 8-K during the three months ended March 31, 2001 on March 13, 2001 to announce the entry into an Agreement and Plan of Reorganization by and among the Company, Novell Inc., and Ceres Neptune Acquisition Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CAMBRIDGE TECHNOLOGY PARTNERS (MASSACHUSETTS), INC.



        Date:  May 15, 2001         By: /s/ John J. Gavin, Jr.
                                       -------------------------
                                       John J. Gavin, Jr.
                                       Senior Vice President and
                                          Chief Financial Officer

                                    By: /s/ Thomas G. Mackiewicz
                                       ---------------------------
                                       Thomas G. Mackiewicz
                                       Vice President, Controller and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX
   Exhibit No.       Description
   -----------       -----------

     2.1(i) Agreement and Plan of Reorganization by and among the Company, Novell, Inc. and Ceres Neptune Acquisition Corp. dated March 12, 2001.
     3(i)(2)  Amended and Restated Certificate of Incorporation of the
              Company, as amended.
     3(ii)(3) Amended and Restated By-laws of the Company.
     4.1(4) Rights Agreement dated June 23, 1997 by and between the Company and ChaseMellon Shareholder Services, LLC (the "Rights Agreement").
     4.2(5) Amendment No. 1 to the Rights Agreement dated September 30, 1998 by and between the Company and ChaseMellon Shareholder Services, LLC.
     4.3(1)  Amendment No. 2 to the Rights Agreement dated March 12, 2001, by and between the Company and ChaseMellon Shareholder Services, LLC.
     11      Statement Regarding Computation of Per Share Earnings.
 -------------------------------------------------------------------------------
            (1) Incorporated herein by reference to the Company's current report on Form 8-K dated March 13, 2001.
            (2) Incorporated herein by reference to Exhibit 3.1 to the Company's
                Report on Form 10-Q for the period ended June 30, 1998.
            (3) Incorporated herein by reference to Exhibit 3.2 to the Company's
                Registration Statement on Form S-1 (File No. 33-56338).
            (4) Incorporated herein by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form 8-A/A filed on September 30,
                1998.
            (5) Incorporated herein by reference to Exhibit 4.2 to the Company's
                Registration Statement on Form 8-A/A filed on September 30,
                1998.



(b)  Reports on Form 8-K:

     The Company filed one current report on Form 8-K during the three months ended March 31, 2001 on March 13, 2001 to announce the entry into an Agreement and Plan of Reorganization by and among the Company, Novell Inc., and Ceres Neptune Acquisition Corp.